Form 10-Q
period 2021-03-31
Pontem Corp
filed 2021-07-09
CIK 1830392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

PONTEM CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39882	98-1562955
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

1140 Avenue of the Americas, 9th Floor New York, New York	10036
(Address Of Principal Executive Offices)	(Zip Code)

(212) 457-9077

Registrant’s telephone number, including area code

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one warrant	PNTM.U	The New York Stock Exchange
Class A ordinary shares included as part of the units	PNTM	The New York Stock Exchange
Warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of 11.50	PNTM WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 9, 2021, 69,000,000 Class A ordinary shares, par value $0.0001 per share, and 17,250,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

PONTEM CORPORATION

Form 10-Q

For the three months ended March 31, 2021

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

PONTEM CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash	$272,809	$-
Prepaid expenses	759,816	5,000
Total current assets	1,032,625	5,000
Investments held in Trust Account	690,027,522	-
Derivative assets - forward purchase agreement	421,700	-
Deferred offering costs associated with initial public offering	-	557,602
Total Assets	$691,481,847	$562,602

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$6,264	$-
Accrued expenses	69,188	13,647
Accrued offering costs	119,000	350,000
Due to related party	13,458	-
Note payable - related party	-	181,468
Total current liabilities	207,910	545,115
Deferred legal fees	269,213	49,802
Deferred underwriting commissions	24,150,000	-
Derivative warrant liabilities	25,255,330	-
Total liabilities	49,882,453	594,917

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 750,000,000 shares authorized; 69,000,000 and 0 shares issued and outstanding, subject to possible redemption at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	690,000,000	-

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 17,250,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,725	1,725
Additional paid-in capital	-	23,275
Accumulated deficit	(48,402,331)	(57,315)
Total shareholders’ deficit	(48,400,606)	(32,315)
Total Liabilities and Shareholders’ Deficit	$691,481,847	$562,602

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONTEM CORPORATION

CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021

(Unaudited)

General and administrative expenses	$362,772
General and administrative expenses - related party	45,000
Loss from operations	$(407,772)
Other income (expense)
Change in fair value of derivative warrant liabilities	20,876,670
Gain on the forward purchase agreement	421,700
Financing costs - derivative warrant liabilities	(1,784,824)
Investment income on Trust Account	27,522
Net income	$19,133,296

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	69,000,000

Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$-

Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares	16,900,000

Basic and diluted net income per ordinary share, non-redeemable ordinary shares	$1.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONTEM CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2021

(Unaudited)

			Additional		Total
	Class B ordinary shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	17,250,000	$1,725	$23,275	$(57,315)	$(32,315)
Excess of cash received over fair value of the private placement warrants	-	-	948,000	-	948,000
Class A ordinary shares subject to redemption amount	-	-	(971,275)	(67,478,312)	(68,449,587)
Net income	-	-	-	19,133,296	19,133,296
Balance - March 31, 2021 (unaudited)	17,250,000	$1,725	$-	$(48,402,331)	$(48,400,606)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONTEM CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$19,133,296
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(20,876,670)
Gain on the forward purchase agreement	(421,700)
Financing costs - derivative warrant liabilities	1,784,824
Income from investments held in Trust Account	(27,522)
Changes in operating assets and liabilities:
Prepaid expenses	(754,816)
Accounts payable	6,264
Accrued expenses	55,541
Due to related party	13,458
Net cash used in operating activities	(1,087,325)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(690,000,000)
Net cash used in investing activities	(690,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(226,948)
Proceeds received from initial public offering, gross	690,000,000
Proceeds received from private placement	15,800,000
Offering costs paid	(14,212,918)
Net cash provided by financing activities	691,360,134

Net change in cash	272,809

Cash - beginning of the period	-
Cash - end of the period	$272,809

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued offering costs	$119,000
Offering costs paid by Sponsor under promissory note	$45,479
Deferred legal fees	$269,214
Deferred underwriting commissions	$24,150,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONTEM CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Description of Organization and Business Operations

Pontem Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on October 15, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from October 15, 2020 (inception) through March 31, 2021 relates to the Company’s formation, and since the closing of the initial public offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its initial public offering (the “Initial Public Offering”).

The Company’s sponsor is Pontem LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 12, 2021. On January 15, 2021, the Company consummated its Initial Public Offering of 69,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes 9,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $690.0 million, and incurring offering costs of approximately $38.9 million, of which approximately $24.2 million and approximately $213,000 was for deferred underwriting commissions and deferred legal fees, respectively (Notes 2 and 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 10,533,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor and HSM-Invest, a Switzerland simple or general non-commercial partnership (“HSM-Invest”), generating gross proceeds of $15.8 million (Notes 5 and 7).

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

PONTEM CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which were adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

PONTEM CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $273,000 in its operating bank account and working capital of approximately $825,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of up to approximately $300,000 from the Sponsor pursuant to the Note (as defined in Note 5), of which approximately $181,000 was outstanding as of December 31, 2020 and approximately $227,000 prior to the Initial Public Offering, and the proceeds of $2.0 million from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on January 18, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

On April 30, 2021, the Company entered into a Working Capital Loan Agreement with the Sponsor and HSM-Invest, pursuant to which the Company may borrow up to $1.2 million from the Sponsor and HSM-Invest for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. All unpaid principal under the Working Capital Promissory Note will be due and payable in full on the effective date of the Business Combination. See Note 5 for a description of the agreement and the underlying promissory notes.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

PONTEM CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K January 22, 2021.

Emerging growth company

As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

This may make comparison of the Company’s unaudited condensed financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

PONTEM CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020.

Due to Related Party

Due to related party consist of amounts due from the Company to QVIDTVM Inc., an entity affiliated with the Sponsor. As of March 31, 2021 and December 31, 2020, the Company recorded approximately $13,000 and $0 on the unaudited condensed balance sheets, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income on Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, accrued offering costs, due to related party and note payable to related party approximate their fair values due to the short-term nature of the instruments.

Derivative instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as assets, liabilities or as equity, is re-assessed at the end of each reporting period.

PONTEM CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company is committed to issue forward purchase units, which are recognized as derivative assets or liabilities depending on the fair value in accordance with ASC 815. Accordingly, the Company recognizes forward purchase agreement instruments as assets or liabilities at fair value and adjusts the instruments to fair value at each reporting period. The assets or liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of the units associated with the forward purchase agreement have been estimated utilizing a forward pricing model.

The 23,000,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 10,533,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were included in temporary equity along with accretion of the Class A ordinary shares. For the three months ended March 31, 2021, of the total offering costs of the Initial Public Offering, approximately $1.8 million is included in financing cost - derivative warrant liabilities in the unaudited condensed statement of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 69,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

Immediately upon the closing of the Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

As March 31, 2021, Class A ordinary shares reflected on the unaudited condensed balance sheet are reconciled in the following table:

As of March 31, 2021
Gross proceeds	$690,000,000
Less:
Proceeds allocated to public warrants	(31,280,000)
Class A ordinary shares issuance costs	(37,169,587)
Plus:
Accretion of carrying value to redemption value	68,449,587
Class A ordinary shares subject to possible redemption	$690,000,000

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

PONTEM CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Net Income (loss) per Ordinary Shares

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company’s unaudited condensed statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss from investments held in Trust Account, net of applicable income taxes, if any, by the weighted average number of Class A ordinary shares subject to possible redemption outstanding for the period.

Net income (loss) per ordinary share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss from investment attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable ordinary shares include Founder Shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss from investments based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

For the Three Months Ended March 31, 2021
Class A ordinary shares subject to possible redemption
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Income from investments held in Trust Account	$27,522
Less: Company’s portion available to be withdrawn to pay taxes	-
Net income attributable to Class A ordinary shares subject to possible redemption	$27,522
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	69,000,000
Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$-

Non-redeemable ordinary shares
Numerator: Net Income minus Net Earnings
Net income	$19,133,296
Net income allocable to Class A ordinary shares subject to possible redemption	27,522
Non-redeemable net income	$19,105,774
Denominator: weighted average non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	16,900,000
Basic and diluted net income per ordinary share, non-redeemable ordinary shares	$1.13

PONTEM CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Recent Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 — Initial Public Offering

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

Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

Note 4 — Private Placement

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

Note 5 — Related Party Transactions

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

PONTEM CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021, the Company had no borrowings under the Working Capital Loans.

On April 30, 2021, the Company entered a Working Capital Loan Agreement (the “Agreement”) with the Sponsor and HSM-Invest, pursuant to which the Company may borrow up to $1,200,000 from the Sponsor and HSM-Invest for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. On April 30, 2021, pursuant to the Agreement, the Company issued a promissory note (the “Working Capital Promissory Note”) for the principal amount of $600,000 to the Sponsor and HSM-Invest, respectively. The Working Capital Promissory Note does not bear any interest. All unpaid principal under the Working Capital Promissory Note will be due and payable in full on the effective date of the Business Combination (the “Maturity Date”). Pursuant to the terms of the Agreement, the Company is not required to repay the Working Capital Promissory Note if it fails to complete the Business Combination. The Sponsor and HSM-Invest will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Working Capital Promissory Note into warrants to purchase the Company’s Class A ordinary shares, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the management team. During the three months ended March 31, 2021, the Company incurred $30,000 included in general and administrative expenses to related party in the accompanying unaudited condensed statement of operations.

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

Consulting Agreement

On October 15, 2020, the Company entered into an agreement to obtain consulting services from an affiliate of its Chief Financial Officer, pursuant to which the Company agreed to pay such affiliate of its Chief Financial Officer $5,000 per month. Consulting expenses resulting from such agreement were included within general and administrative expenses to related party in the accompanying unaudited condensed statement of operations. During the three months ended March 31, 2021, the Company incurred $15,000 in consulting expenses.

PONTEM CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Forward Purchase Agreement

On January 12, 2021, the company entered into a forward purchase agreement with QVIDTVM Management LLC providing for the purchase of up to 15,000,000 forward purchase units (the “Forward Purchase Agreement”), with each unit consisting of one Class A ordinary share (the “Forward Purchase Shares”) and one-third of one redeemable warrant to purchase one Class A ordinary share at $11.50 per share (the “Forward Purchase Warrants”), at a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of the initial Business Combination. The number of forward purchase units to be purchased by QVIDTVM Management LLC will be subject to the sole discretion of Mr. Alici, who has investment control over the capital committed to such entity, but in no event will be less than 5,000,000 forward purchase units. The obligations under the Forward Purchase Agreement do not depend on whether any Class A ordinary shares held by Public Shareholders are redeemed by the Company. The obligation to purchase the forward purchase units is subject to customary closing conditions, including that the initial Business Combination must be consummated substantially concurrently with, and immediately following, the purchase of forward purchase units. The Forward Purchase Shares and Forward Purchase Warrants will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. The Forward Purchase Agreement is accounted for as an asset or liability measured at fair value with changes in fair value reported each period in earnings. The initial value of the Forward Purchase Agreement was insignificant.

Note 6 — Commitments and Contingencies

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $350,000 (“Deferred Legal Fees”). The deferred fee will become payable in the event that the Company completes a Business Combination. As of March 31, 2020 and December 31, 2020, the Company recorded deferred legal fees of approximately $269,000 and $50,000 in connection with such services on the accompanying unaudited condensed balance sheets, respectively.

PONTEM CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7 — Derivative Warrant Liabilities

As of March 31, 2021, the Company had 23,000,000 Public Warrants and 10,533,333 Private Warrants outstanding.

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

PONTEM CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

PONTEM CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 8 — Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares Subject to Possible Redemption — The Company is authorized to issue 750,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2021, there were 69,000,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of ordinary shares outstanding after such conversion, including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination, any private placement warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans and the Forward Purchase Shares and Forward Purchase Warrants; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value.

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$690,027,522	$-	$-	$690,027,522
Derivative assets - forward purchase agreement	$-	$-	$421,700	$421,700
Liabilities:
Derivative warrant liabilities - Public Warrants	$17,250,000	$-	$-	$17,250,000
Derivative warrant liabilities - Private Placement Warrants	$-	$-	$8,005,330	$8,005,330

PONTEM CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, when the Public Warrants were separately listed and traded.

Level 1 assets include investments in money market funds that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The Company’s instruments estimated at fair value using Level 3 inputs are its Private Placement Warrants, Public Warrants, and the Forward Purchase Agreement. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Modified Black-Scholes model. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since March 2021. The fair value of the units associated with the Forward Purchase Agreement have been estimated utilizing forward pricing model.  The Company determined that the initial fair value of the units (including shares and warrants) associated with the Forward Purchase Agreement as of January 15, 2021, was insignificant.

Inherent in a Monte Carlo simulation model, Modified Black-Scholes Model, and a forward pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of January 15, 2021	As of March 31, 2021
Warrants:
Option term (in years)	5.97	5.76
Volatility	23.00%	13.80%
Risk-free interest rate	0.63%	1.10%
Expected dividends	0.00%	0.00%
Probability of successful initial business combination	88.3%	88.3%
Forward Purchase Agreement:
Expected term	0.96	0.75
Risk-free interest rate	0.12%	0.06%

PONTEM CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The change in the fair value of the derivative warrant liabilities measured utilizing Level 3 measurements for the period for the three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities beginning of the period	$-
Issuance of Public and Private Warrants - Level 3 measurement	46,132,000
Transfer of Public Warrants to a Level 1 measurement	(31,280,000)
Change in fair value of derivative warrant liabilities - Level 3 measurement	(6,846,670)
Derivative warrant liabilities at March 31, 2021 - Level 3 measurement	$8,005,330

Note 10 — Revision to Prior Period Financial Statements

During the course of preparing the quarterly report on Form 10-Q for the three-month period ended March 31, 2021, the Company identified an error in the application of accounting guidance related to the Company’s warrants and Forward Purchase Agreement in the Company’s previously issued audited balance sheet dated January 15, 2021, filed on Form 8-K on January 22, 2021 (the “Post-IPO Balance Sheet”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since their issuance on January 15, 2021, the Company’s warrants have been accounted for as equity within the Company’s previously reported balance sheet. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

The Warrants were reflected as a component of equity in the Post-IPO Balance Sheet as opposed to liabilities on the balance sheet, based on the Company’s application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on January 15, 2021, and the forward purchase agreement issued on January 12, 2021 in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants and Forward Purchase Agreement should be classified as assets or liabilities and measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period.

In addition, upon considering the impact of the forward purchase agreement, it was concluded that the redemption value of the Class A ordinary shares subject to redemption should include all the Public Shares. This resulted in a measurement adjustment to the initial carrying value of the Class A ordinary shares subject to redemption with the offset recorded to additional paid-in capital and accumulated deficit.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash. The Company determined that the initial fair value of the units (including shares and warrants) associated with the Forward Purchase Agreement as of January 15, 2021, was insignificant. The effect of the Revision to the Post-IPO Balance Sheet is as follows:

	As of January 15, 2021
	As Previously Reported	Adjustment	As Revised

Balance Sheet
Total assets	$692,971,800	$-	$692,971,800
Liabilities and shareholders’ equity
Total current liabilities	$1,786,633	$-	$1,786,633
Deferred legal fees	212,549	-	212,549
Deferred underwriting commissions	24,150,000	-	24,150,000
Derivative warrant liabilities	-	46,132,000	46,132,000
Total liabilities	26,149,182	46,132,000	72,281,182
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	661,822,610	28,177,390	690,000,000
Shareholders’ equity
Preference shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	282	(282)	-
Class B ordinary shares - $0.0001 par value	1,725	-	1,725
Additional paid-in-capital	5,102,637	(5,102,637)	-
Accumulated deficit	(104,636)	(69,206,471)	(69,311,107)
Total shareholders’ equity	5,000,008	(74,309,390)	(69,309,382)
Total liabilities and shareholders’ equity	$692,971,800	$-	$692,971,800

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. Based upon this review, other than disclosed in Notes 5 and 10, the Company determined that, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Pontem Corporation” “our,” “us” or “we” refer to Pontem Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on October 15, 2020. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

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

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $273,000 in its operating bank account and working capital of approximately $825,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover certain expenses in exchange for our issuance of the founder shares, a loan of up to approximately $300,000 from our Sponsor pursuant to a promissory note, of which approximately $181,000 was outstanding as of December 31, 2020 and approximately $227,000 prior to the Initial Public Offering, and the proceeds of $2.0 million from the consummation of the Private Placement not held in the Trust Account. We repaid the promissory note in full on January 18, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under any working capital loans.

As more fully described in the Notes to our unaudited condensed financial statements included herein as Item 1, on April 30, 2021, we entered into a Working Capital Loan Agreement with our Sponsor and HSM-Invest, pursuant to which we may borrow up to $1.2 million from our Sponsor and HSM-Invest for ongoing expenses reasonably related to the business of our Company and the consummation of the Business Combination. All unpaid principal under the Working Capital Promissory Note will be due and payable in full on the effective date of the Business Combination.

Based on the foregoing, management believes that it will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2021 was in preparation for our formation and the Initial Public Offering and after the IPO searching for a target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2021, we had net income of approximately $19.1 million, which consisted of general and administrative expenses of approximately $363,000, general and administrative expenses to related party of $45,000, financing costs to derivative warrant liabilities of approximately $1.8 million, partially offset by change in fair value of derivative liabilities of approximately $20.9 million, gain on the forward purchase agreement of approximately $422,000 and investment income on the Trust Account of approximately $28,000.

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

Deferred Legal Fees

We engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $350,000 (“Deferred Legal Fees”). The deferred fee will become payable in the event that we complete a Business Combination. As of March 31, 2021 and December 31, 2020, we recorded deferred legal fees of approximately $269,000 and $50,000 in connection with such services on the accompanying unaudited condensed balance sheets, respectively.

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

Critical Accounting Policies

Derivative instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as assets, liabilities or as equity, is re-assessed at the end of each reporting period.

We are committed to issue forward purchase units, which are recognized as derivative assets or liabilities in accordance with ASC 815. Accordingly, we recognize forward purchase agreement instruments as assets or liabilities at fair value and adjust the instruments to fair value at each reporting period. The assets or liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of the units associated with the forward purchase agreement have been estimated utilizing a forward pricing model.

The 23,000,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 10,533,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants has been estimated using a Modified Black-Scholes model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were included in temporary equity along with accretion of the Class A ordinary shares. For the three months ended March 31, 2021, of the total offering costs of the Initial Public Offering, approximately $1.8 million is included in financing cost - derivative warrant liabilities in the unaudited condensed statement of operations.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 69,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condense balance sheets.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (loss) per Ordinary Shares

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Our unaudited condensed statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss from investments held in Trust Account, net of applicable income taxes, by the weighted average number of Class A ordinary shares subject to possible redemption outstanding for the period.

Net income (loss) per ordinary share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss from investment attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable ordinary shares include Founder Shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss from investments based on non-redeemable shares’ proportionate interest.

Recent Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

On April 12, 2021, the staff at the Securities and Exchange Commission (the “SEC”) issued a statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). In the SEC Statement, the SEC staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, as compared to the historical treatment of the warrants as equity, which has been the practice of most SPACs, including us. We had previously classified our private placement warrants, public warrants, and forward purchase agreement as equity (for a full description of our private placement warrants and public warrants, refer to the registration statement on Amendment No.2 to Form S-1 (File No. 333-251756), filed in connection with the Company’s initial public offering, declared effective by the SEC on January 12, 2021).

After considering the SEC Statement, we concluded that there were misstatements in the January 15, 2021 audited closing balance sheet we filed with the SEC on Form 8-K on January 22, 2021. Based on the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, we concluded that provisions in the warrant agreement preclude the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change. Further, ASC 815 requires that upfront costs and fees related to items for which the fair value option is elected (our warrant liabilities) should have been recognized as expense as incurred.

We have corrected the accounting for the warrants in this Quarterly Report on Form 10-Q. The effect of the restatement on specific line items in our January 15, 2021 audited closing date balance sheet can be found in footnote 10 of the Notes to unaudited condensed Financial Statements.

Evaluation of Disclosure Controls and Procedures

In connection with the revision of our January 15, 2021 audited closing balance sheet, our management reassessed the effectiveness of our disclosure controls and procedures as of March 31, 2021. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of March 31, 2021 were not effective and a material weakness existed solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. Due solely to the events that led to our statement, management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements for the three months ended March 31, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of the previously filed financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 31, 2021, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of income taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Quarterly Report on Form 10-Q, we identified a material weakness in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our initial public offering. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2021 with respect to financial reporting relating to the warrants.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that any additional material weaknesses or restatement of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the SEC issued the Statement, which focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 23,000,000 public warrants and 10,533,333 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our consolidated balance sheet as of March 31, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of March 31, 2021, the loan balance was $0.

Of the gross proceeds received from the Initial Public Offering and the full exercise of the option to purchase additional Shares, $690,000,000 was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the Private Placement are invested in U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We paid a total of approximately $13.8 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer $24.2 million in underwriting discounts and commissions.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: July 9, 2021	PONTEM CORPORATION

	By:	/s/ Hubertus Muehlhaeuser
	Name:	Hubertus Muehlhaeuser
	Title:	Chief Executive Officer