Form 10-Q
period 2021-06-30
Pontem Corp
filed 2021-08-04
CIK 1830392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 4, 2021, 69,000,000 Class A ordinary shares, par value $0.0001 per share, and 17,250,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

PONTEM CORPORATION

Form 10-Q

For the Quarter ended June 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

PONTEM CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash	$129,936	$-
Prepaid expenses	573,480	5,000
Total current assets	703,416	5,000
Investments held in Trust Account	690,052,564	-
Deferred offering costs associated with initial public offering	-	557,602
Total Assets	$690,755,980	$562,602

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$22,035	$-
Accrued expenses	64,609	13,647
Accrued offering costs	34,000	350,000
Due to related party	9,699	-
Note payable - related party	-	181,468
Working capital loan - related party	149,975	-
Total current liabilities	280,318	545,115
Deferred legal fees	530,346	49,802
Deferred underwriting commissions	24,150,000	-
Derivative liabilities	33,308,510	-
Total liabilities	58,269,174	594,917

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 750,000,000 shares authorized; 69,000,000 and 0 shares issued and outstanding, subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	690,000,000	-

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 17,250,000 shares issued and outstanding at June 30 , 2021 and December 31, 2020, respectively	1,725	1,725
Additional paid-in capital	-	23,275
Accumulated deficit	(57,514,919)	(57,315)
Total shareholders’ deficit	(57,513,194)	(32,315)
Total Liabilities and Shareholders’ Deficit	$690,755,980	$562,602

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONTEM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021

General and administrative expenses	$617,750	$980,522
General and administrative expenses - related party	45,000	90,000
Loss from operations	$(662,750)	$(1,070,522)
Other income (expense)
Change in fair value of derivative warrant liabilities	(7,988,040)	12,888,630
Change in fair value of the forward purchase agreement	(486,840)	(65,140)
Financing costs - derivative warrant liabilities	-	(1,784,824)
Investment income on Trust Account	25,042	52,564
Net (loss) income	$(9,112,588)	$10,020,708

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	69,000,000	69,000,000

Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$-	$-

Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares	17,250,000	17,075,967

Basic and diluted net (loss) income per ordinary share, non-redeemable ordinary shares	$(0.53)	$0.58

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONTEM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2021

	Class B Ordinary		Additional		Total
	Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	17,250,000	$1,725	$23,275	$(57,315)	$(32,315)
Excess of cash received over fair value of the private placement warrants	-	-	948,000	-	948,000
Accretion of Class A ordinary shares subject to redemption amount	-	-	(971,275)	(67,478,312)	(68,449,587)
Net income	-	-	-	19,133,296	19,133,296
Balance -March 31, 2021 (unaudited)	17,250,000	$1,725	$-	$(48,402,331)	$(48,400,606)
Net loss	-	-	-	(9,112,588)	(9,112,588)
Balance - June 30, 2021 (unaudited)	17,250,000	$1,725	$-	$(57,514,919)	$(57,513,194)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONTEM CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2021

Cash Flows from Operating Activities:
Net income	$10,020,708
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(12,888,630)
Change in fair value of the forward purchase agreement	65,140
Financing costs - derivative warrant liabilities	1,784,824
Income from investments held in Trust Account	(52,564)
Changes in operating assets and liabilities:
Prepaid expenses	(568,480)
Accounts payable	22,035
Accrued expenses	50,962
Due to related party	9,699
Deferred legal fees	261,132
Net cash used in operating activities	(1,295,174)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(690,000,000)
Net cash used in investing activities	(690,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(226,948)
Proceeds received from initial public offering, gross	690,000,000
Proceeds received from private placement	15,800,000
Offering costs paid	(14,297,917)
Proceeds from working capital loan to related party	149,975
Net cash provided by financing activities	691,425,110

Net change in cash	129,936

Cash - beginning of the period	-
Cash - end of the period	$129,936

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued offering costs	$34,000
Offering costs paid by Sponsor under promissory note	$45,479
Offering costs included in deferred legal fees	$269,214
Deferred underwriting commissions	$24,150,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONTEM CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from October 15, 2020 (inception) through June 30, 2021 relates to the Company’s formation, and since the closing of the initial public offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its initial public offering (the “Initial Public Offering”).

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

PONTEM CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

PONTEM CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $130,000 in its operating bank account and working capital of approximately $423,000.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). On April 30, 2021, the Company entered into a Working Capital Loan Agreement with the Sponsor and HSM-Invest, pursuant to which the Company may borrow up to $1.2 million from the Sponsor and HSM-Invest for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. All unpaid principal under the Working Capital Promissory Note will be due and payable in full on the effective date of the Business Combination. See Note 5 for a description of the agreement and the underlying promissory notes. As of June 30, 2021 and December 31, 2020, there were approximately $150,000 and $0 outstanding under a Working Capital Loan, respectively.

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

PONTEM CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K March 31, 2021.

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

PONTEM CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

 Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

Due to Related Party

Due to related party consist of amounts due from the Company to QVIDTVM Inc., an entity affiliated with the Sponsor. As of June 30, 2021 and December 31, 2020, the Company recorded approximately $10,000 and $0 on the unaudited condensed balance sheets, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income on Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

PONTEM CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 10,533,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were included in temporary equity along with accretion of the Class A ordinary shares. For the three and six months ended June 30, 2021, of the total offering costs of the Initial Public Offering, approximately $1.8 million is included in financing cost - derivative warrant liabilities in the unaudited condensed statement of operations. The Company classified deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 69,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

PONTEM CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Immediately upon the closing of the Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Public Warrants and Private Placement Warrants since their exercise price is in excess of the average Class A ordinary shares for the periods presented.

PONTEM CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Class A ordinary shares subject to possible redemption
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Income from investments held in Trust Account	$25,042	$52,564
Less: Company’s portion available to be withdrawn to pay taxes	-	-
Net income attributable to Class A ordinary shares subject to possible redemption	$25,042	$52,564
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	69,000,000	69,000,000
Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$-	$-

Non-redeemable ordinary shares
Numerator: Net (Loss) Income minus Net Earnings
Net (loss) income	$(9,112,588)	$10,020,708
Net income allocable to Class A ordinary shares subject to possible redemption	25,042	52,564
Non-redeemable net (loss) income	$(9,137,630)	$9,968,144
Denominator: weighted average non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	17,250,000	17,075,967
Basic and diluted net (loss) income per ordinary share, non-redeemable ordinary shares	$(0.53)	$0.58

Recent Accounting Pronouncements

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

PONTEM CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

PONTEM CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On April 30, 2021, the Company entered a Working Capital Loan Agreement (the “Agreement”) with the Sponsor and HSM-Invest, which is attached hereto as Exhibit 10.1 and incorporated by reference herein, pursuant to which the Company may borrow up to $1,200,000 from the Sponsor and HSM-Invest for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. On April 30, 2021, pursuant to the Agreement, the Company issued a promissory note (the “Working Capital Promissory Note”) for the principal amount of $600,000 to the Sponsor and HSM-Invest, respectively. The Working Capital Promissory Note does not bear any interest. All unpaid principal under the Working Capital Promissory Note will be due and payable in full on the effective date of the Business Combination (the “Maturity Date”). Pursuant to the terms of the Agreement, the Company is not required to repay the Working Capital Promissory Note if it fails to complete the Business Combination. The Sponsor and HSM-Invest will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Working Capital Promissory Note into warrants to purchase the Company’s Class A ordinary shares, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. As of June 30, 2021 and December 31, 2020, there were approximately $150,000 and $0 outstanding under a Working Capital Loan, respectively.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the management team. The Company incurred $30,000 and $60,000 in such fees included as general and administrative expenses to related party on the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2021, respectively. As of June 30, 2021 and December 31, 2020, there was no balance due.

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

PONTEM CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Consulting Agreement

On October 15, 2020, the Company entered into an agreement to obtain consulting services from an affiliate of its Chief Financial Officer, pursuant to which the Company agreed to pay such affiliate of its Chief Financial Officer $5,000 per month. Consulting expenses resulting from such agreement were included within general and administrative expenses to related party in the accompanying unaudited condensed statement of operations. During the three and six months ended June 30, 2021, the Company incurred $15,000 and $30,000 in consulting expenses, respectively. As of June 30, 2021 and December 31, 2020, the Company recorded prepaid expenses of $5,000 in connection with such services on the accompanying unaudited condensed balance sheets, respectively.

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

PONTEM CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $350,000 (“Deferred Legal Fees”). The deferred fee will become payable in the event that the Company completes a Business Combination. As of June 30, 2021 and December 31, 2020, the Company recorded deferred legal fees of approximately $530,000 and $50,000 in connection with such services on the accompanying condensed balance sheets, respectively.

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

Note 7 — Derivative Warrant Liabilities

As of June 30, 2021, the Company had 23,000,000 Public Warrants and 10,533,333 Private Warrants outstanding. There were no warrants outstanding as of December 31, 2020.

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

PONTEM CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

PONTEM CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 750,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were 69,000,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

As June 30, 2021, Class A ordinary shares reflected on the unaudited condensed balance sheet are reconciled in the following table:

As of June 30, 2021
Gross proceeds	$690,000,000
Less:
Proceeds allocated to public warrants	(31,280,000)
Class A ordinary shares issuance costs	(37,169,587)
Plus:
Accretion of carrying value to redemption value	68,449,587
Class A ordinary shares subject to possible redemption	$690,000,000

PONTEM CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 — Shareholders’ Equity (Deficit)

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

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

Note 10 — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value.

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$690,052,564	$-	$-	$690,052,564
Liabilities:
Derivative liabilities - Public Warrants	$22,801,120	$-	$-	$22,801,120
Derivative liabilities - Private Placement Warrants	$-	$-	$10,442,250	$10,442,250
Derivative liabilities - forward purchase agreement	$-	$-	$65,140	$65,140

PONTEM CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from an initial Level 3 measurement to a Level 1 fair value measurement as the Public Warrants were separately listed and traded in March 2021.

Level 1 assets include investments in money market funds that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The Company’s instruments estimated at fair value using Level 3 inputs were its Private Placement Warrants, Public Warrants, and the Forward Purchase Agreement. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Modified Black-Scholes model. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement. The fair value of the units associated with the Forward Purchase Agreement have been estimated utilizing a forward pricing model. The Company determined that the initial fair value of the units (including shares and warrants) associated with the Forward Purchase Agreement as of January 15, 2021, was insignificant.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

Warrants:	As of January 15, 2021	As of March 31, 2021	As of June 30, 2021
Option term (in years)	5.97	5.76	5.51
Volatility	23.00%	13.80%	16.00%
Risk-free interest rate	0.63%	1.10%	0.95%
Expected dividends	0.00%	0.00%	0.00%
Forward Purchase Agreement:
Expected term	0.96	0.75	0.50
Risk-free interest rate	0.12%	0.06%	0.06%

The change in the fair value of the derivative warrant liabilities measured utilizing Level 3 measurements for the period for the three and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities beginning of the period	$-
Issuance of Public and Private Warrants - Level 3 measurement	46,132,000
Transfer of Public Warrants to a Level 1 measurement	(31,280,000)
Change in fair value of derivative warrant liabilities - Level 3 measurement	(6,846,670)
Derivative warrant liabilities at March 31, 2021 - Level 3 measurement	8,005,330
Change in fair value of derivative warrant liabilities - Level 3 measurement	2,436,920
Derivative warrant liabilities at June 30, 2021 - Level 3 measurement	$10,442,250

PONTEM CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 11 — Revision to Prior Period Financial Statements

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

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since their issuance on January 15, 2021, the Company’s warrants have been accounted for as equity within the Company’s previously reported balance sheet. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

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

Note 12 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Our Sponsor is Pontem LLC, a Delaware limited liability company (“Sponsor”). The registration statement for our initial public offering (the “Initial Public Offering”) became effective on January 12, 2021. On January 15, 2021, we consummated the Initial Public Offering of 69,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes 9,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $690.0 million, and incurring offering costs of approximately $38.9 million, of which approximately $24.2 million and approximately $213,000 was for deferred underwriting commissions and deferred legal fees, respectively.

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

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $130,000 in its operating bank account and working capital of approximately $423,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover certain expenses in exchange for our issuance of the founder shares, a loan of up to approximately $300,000 from our Sponsor pursuant to a promissory note, of which approximately $181,000 was outstanding as of December 31, 2020 and approximately $227,000 prior to the Initial Public Offering, and the proceeds of $2.0 million from the consummation of the Private Placement not held in the Trust Account. We repaid the promissory note in full on January 18, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2021 and December 31, 2020, there were approximately $150,000 and $0 outstanding under a Working Capital Loan, respectively.

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

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering and after the IPO searching for a target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had net loss of approximately $9.1 million, which consisted of general and administrative expenses of approximately $618,000, general and administrative expenses to related party of $45,000, change in fair value of derivative liabilities of approximately $8.0 million, change in fair value of the forward purchase agreement of approximately $487,000, partially offset by investment income on the Trust Account of approximately $25,000.

For the six months ended June 30, 2021, we had net income of approximately $10.0 million, which consisted of change in fair value of derivative liabilities of approximately $12.9 million, investment income on the Trust Account of approximately $53,000, partially offset by general and administrative expenses of approximately $981,000, general and administrative expenses to related party of $90,000, change in fair value of the forward purchase agreement of approximately $65,000 and financing costs to derivative warrant liabilities of approximately $1.8 million.

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

Deferred Legal Fees

We engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $350,000 (“Deferred Legal Fees”). The deferred fee will become payable in the event that we complete a Business Combination. As of June 30, 2021 and December 31, 2020, we recorded deferred legal fees of approximately $530,000 and $50,000 in connection with such services on the accompanying unaudited condensed balance sheets, respectively.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants has been estimated using a Modified Black-Scholes model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were included in temporary equity along with accretion of the Class A ordinary shares. For the three and six months ended June 30, 2021, of the total offering costs of the Initial Public Offering, approximately $1.8 million is included in financing cost - derivative warrant liabilities in the unaudited condensed statement of operations. The Company classified deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 69,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condense balance sheets.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Public Warrants and Private Placement Warrants since their exercise price is in excess of the average Class A ordinary shares for the periods presented.

Recent Accounting Pronouncements

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

On April 12, 2021, the staff at the Securities and Exchange Commission (the “SEC”) issued a statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). In the SEC Statement, the SEC staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, as compared to the historical treatment of the warrants as equity, which has been the practice of most SPACs, including us. We had previously classified our private placement warrants, public warrants, and forward purchase agreement as equity (for a full description of our private placement warrants and public warrants, refer to the registration statement on Amendment No. 2 to Form S-1 (File No. 333-251756), filed in connection with the Company’s initial public offering, declared effective by the SEC on January 12, 2021).

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

Evaluation of Disclosure Controls and Procedures

In connection with the revision of our January 15, 2021 audited closing balance sheet, our management reassessed the effectiveness of our disclosure controls and procedures as of March 31, 2021. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of March 31, 2021 were not effective and a material weakness existed solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. Due solely to the events that led to our statement, management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements for the three and six months ended June 30, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on June 30, 2021, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

As described elsewhere in this Quarterly Report on Form 10-Q, we identified a material weakness in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our initial public offering. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of June 30, 2021 with respect to financial reporting relating to the warrants.

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

As a result, included on our consolidated balance sheet as of June 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of June 30, 2021, the loan balance was $0.

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

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
10.1	Working Capital Loan Agreement dated as of April 30, 2021, between the Company, the Sponsor and HSM-Invest.
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 4, 2021	PONTEM CORPORATION

	By:	/s/ Hubertus Muehlhaeuser
	Name:	Hubertus Muehlhaeuser
	Title:	Chief Executive Officer