Form 10-Q
period 2021-09-30
Pontem Corp
filed 2021-11-05
CIK 1830392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one warrant	PNTM.U	The New York Stock Exchange
Class A ordinary shares included as part of the units	PNTM	The New York Stock Exchange
Warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	PNTM WS	The New York Stock Exchange

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

As of November 5, 2021, 69,000,000 Class A ordinary shares, par value $0.0001 per share, and 17,250,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

PONTEM CORPORATION

Form 10-Q

For the Quarter ended September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

PONTEM CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash	$85,509	$-
Prepaid expenses	303,221	5,000
Total current assets	388,730	5,000
Investments held in Trust Account	690,061,444	-
Derivative assets - forward purchase agreement	220,460	-
Deferred offering costs associated with initial public offering	-	557,602
Total Assets	$690,670,634	$562,602

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,732	$-
Accrued expenses	626,003	13,647
Accrued offering costs	-	350,000
Due to related party	35,756	-
Note payable - related party	-	181,468
Working capital loan - related party	299,975	-
Total current liabilities	963,466	545,115
Deferred legal fees	2,666,441	49,802
Deferred underwriting commissions	24,150,000	-
Derivative liabilities	24,144,000	-
Total liabilities	51,923,907	594,917

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 750,000,000 shares authorized; 69,000,000 and 0 shares issued and outstanding, at $10.00 per share at September 30, 2021 and December 31, 2020, respectively	690,000,000	-

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 17,250,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,725	1,725
Additional paid-in capital	-	23,275
Accumulated deficit	(51,254,998)	(57,315)
Total shareholders’ deficit	(51,253,273)	(32,315)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$690,670,634	$562,602

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONTEM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
General and administrative expenses	$3,088,929	$4,069,451
General and administrative expenses - related party	45,000	135,000
Loss from operations	(3,133,929)	(4,204,451)
Other income (expense)
Change in fair value of derivative warrant liabilities	9,099,370	21,988,000
Change in fair value of the forward purchase agreement	285,600	220,460
Financing costs - derivative warrant liabilities	-	(1,784,824)
Investment income on Trust Account	8,880	61,444
Net income	$6,259,921	$16,280,629

Basic and diluted weighted average shares outstanding of Class A ordinary shares	69,000,000	69,000,000

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.07	$0.19

Basic and diluted weighted average shares outstanding of Class B ordinary shares	17,250,000	17,134,615

Basic and diluted net income per ordinary share, Class B ordinary shares	$0.07	$0.19

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONTEM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2021

			Additional		Total
	Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	17,250,000	$1,725	$23,275	$(57,315)	$(32,315)
Excess of cash received over fair value of the private placement warrants	-	-	948,000	-	948,000
Accretion of Class A ordinary shares subject to redemption amount	-	-	(971,275)	(67,478,312)	(68,449,587)
Net income	-	-	-	19,133,296	19,133,296
Balance - March 31, 2021 (unaudited)	17,250,000	$1,725	$-	$(48,402,331)	$(48,400,606)
Net loss	-	-	-	(9,112,588)	(9,112,588)
Balance - June 30, 2021 (unaudited)	17,250,000	$1,725	$-	$(57,514,919)	$(57,513,194)
Net income	-	-	-	6,259,921	6,259,921
Balance - September 30, 2021 (unaudited)	17,250,000	$1,725	$-	$(51,254,998)	$(51,253,273)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONTEM CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2021

Cash Flows from Operating Activities:
Net income	$16,280,629
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(21,988,000)
Change in fair value of the forward purchase agreement	(220,460)
Financing costs - derivative warrant liabilities	1,784,824
Income from investments held in Trust Account	(61,444)
Changes in operating assets and liabilities:
Prepaid expenses	(298,221)
Accounts payable	1,732
Accrued expenses	612,356
Due to related party	35,756
Deferred legal fees	2,397,227
Net cash used in operating activities	(1,455,601)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(690,000,000)
Net cash used in investing activities	(690,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(226,948)
Proceeds received from initial public offering, gross	690,000,000
Proceeds received from private placement	15,800,000
Offering costs paid	(14,331,917)
Proceeds from working capital loan to related party	299,975
Net cash provided by financing activities	691,541,110

Net change in cash	85,509

Cash - beginning of the period	-
Cash - end of the period	$85,509

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor under promissory note	$45,479
Offering costs included in deferred legal fees	$269,214
Deferred underwriting commissions	$24,150,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

Pontem Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on October 15, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from October 15, 2020 (inception) through September 30, 2021 relates to the Company’s formation, and since the closing of the initial public offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its initial public offering (the “Initial Public Offering”).

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

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $86,000 in its operating bank account and working capital deficit of approximately $575,000.

Prior to the Initial Public Offering, the Company’s liquidity needs were satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of up to approximately $300,000 from the Sponsor pursuant to a Note (as defined in Note 5), of which approximately $181,000 was outstanding as of December 31, 2020, and approximately $227,000 was drawn prior to repayment. The Company repaid the Note in full on January 18, 2021. Subsequent to the Initial Public Offering, the Company’s liquidity needs have been satisfied with the proceeds of $2.0 million from the consummation of the Private Placement not held in the Trust Account, as well as the proceeds from Working Capital Loans.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). On April 30, 2021, the Company entered into a Working Capital Loan Agreement with the Sponsor and HSM-Invest, pursuant to which the Company may borrow up to $1.2 million from the Sponsor and HSM-Invest for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. All unpaid principal under the Working Capital Promissory Note will be due and payable in full on the effective date of the Business Combination. On September 30, 2021, the Company entered into an amended and restated working capital loan agreement (the “Amended and Restated Agreement”) with its Sponsor and HSM-Invest, pursuant to which the Company may borrow up to $4,000,000 from the Sponsor and HSM-Invest for ongoing expenses reasonably related to the business of the Company and the consummation of any business combination by the Company. See Note 5 for a description of the agreements and the underlying promissory notes. As of September 30, 2021 and December 31, 2020, approximately $300,000 and $0 was outstanding under the Working Capital Loans, respectively.

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

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K March 31, 2021.

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.

Due to Related Party

Due to related party consist of amounts due from the Company to QVIDTVM Inc., an entity affiliated with the Sponsor. As of September 30, 2021 and December 31, 2020, the Company had approximately $36,000 and $0 outstanding as presented on the unaudited condensed balance sheets, respectively.

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

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed balance sheets.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 10,533,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were included in temporary equity along with accretion of the Class A ordinary shares. For the three and nine months ended September 30, 2021, of the total offering costs of the Initial Public Offering, approximately $1.8 million is included in financing cost - derivative warrant liabilities in the unaudited condensed statement of operations. The Company classified deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 69,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

Immediately upon the closing of the Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Shares

The Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case both classes of shares share pro rata in the income and losses of the Company.

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted-average shares of ordinary shares outstanding for the respective period.

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 33,533,333 shares of ordinary shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$5,007,937	$1,251,984	$13,041,951	$3,238,678

Denominator:
Basic and diluted weighted average ordinary shares outstanding	69,000,000	17,250,000	69,000,000	17,134,615

Basic and diluted net income per ordinary share	$0.07	$0.07	$0.19	$0.19

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 - Initial Public Offering

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

Note 4 - Private Placement

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

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 - Related Party Transactions

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

Related Party Loans

On October 16, 2020, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed approximately $181,000 through December 31, 2020, and approximately $227,000 prior to the Initial Public Offering under the Note. The Company repaid the Note in full on January 18, 2021.

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

On April 30, 2021, the Company entered a Working Capital Loan Agreement (the “Agreement”) with the Sponsor and HSM-Invest, pursuant to which the Company may borrow up to $1,200,000 from the Sponsor and HSM-Invest for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. On April 30, 2021, pursuant to the Agreement, the Company issued a promissory note (the “Working Capital Promissory Note”) for the principal amount of $600,000 to the Sponsor and HSM-Invest, respectively. The Working Capital Promissory Note does not bear any interest. All unpaid principal under the Working Capital Promissory Note will be due and payable in full on the effective date of the Business Combination (the “Maturity Date”). Pursuant to the terms of the Agreement, the Company is not required to repay the Working Capital Promissory Note if it fails to complete the Business Combination. The Sponsor and HSM-Invest will have the option, at any time on or prior to the Maturity Date, to convert up to $1,500,000 under the Working Capital Promissory Note into warrants to purchase the Company’s Class A ordinary shares, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering.

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

On September 30, 2021, the Company entered into an Amended and Restated Agreement with its Sponsor and HSM-Invest, pursuant to which the Company may borrow up to $4,000,000 in the aggregate from the Sponsor and HSM-Invest for ongoing expenses reasonably related to the business of the Company and the consummation of any business combination by the Company. Pursuant to the Amended and Restated Agreement, the Company issued a promissory note (the “Amended and Restated Working Capital Promissory Note”) for the principal amount of $2,000,000 to each of the Sponsor and HSM-Invest, respectively. The Amended and Restated Working Capital Promissory Note does not bear any interest. All unpaid principal under the Amended and Restated Working Capital Promissory Note will be due and payable in full on the Maturity Date. Pursuant to the terms of the Amended and Restated Agreement, the Company is not required to repay the Amended and Restated Working Capital Promissory Note if it fails to complete the Business Combination. The Sponsor and HSM-Invest will have the option, at any time on or prior to the Maturity Date, to convert up to $1,500,000 under the Amended and Restated Working Capital Promissory Note into warrants to purchase the Company’s Class A ordinary shares, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering.

As of September 30, 2021 and December 31, 2020, there were approximately $300,000 and $0 outstanding under the Working Capital Loans, respectively.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the management team. The Company incurred $30,000 and $90,000 in such fees included as general and administrative expenses to related party on the accompanying unaudited condensed statements of operations for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021 and December 31, 2020, there was no balance due.

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

Consulting Agreement

On October 15, 2020, the Company entered into an agreement to obtain consulting services from an affiliate of its Chief Financial Officer, pursuant to which the Company agreed to pay such affiliate of its Chief Financial Officer $5,000 per month. Consulting expenses resulting from such agreement were included within general and administrative expenses to related party in the accompanying unaudited condensed statement of operations. During the three and nine months ended September 30, 2021, the Company incurred $15,000 and $45,000 in consulting expenses, respectively. As of September 30, 2021 and December 31, 2020, the Company recorded prepaid expenses of $5,000 in connection with such services on the accompanying unaudited condensed balance sheets, respectively.

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

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 - Commitments and Contingencies

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $350,000 (“Deferred Legal Fees”). The deferred fee will become payable in the event that the Company completes a Business Combination. As of September 30, 2021 and December 31, 2020, the Company recorded deferred legal fees of approximately $2.7 million and $50,000 in connection with such services on the accompanying condensed balance sheets, respectively.

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

Note 7 - Derivative Warrant Liabilities

As of September 30, 2021, the Company had 23,000,000 Public Warrants and 10,533,333 Private Warrants outstanding. There were no warrants outstanding as of December 31, 2020.

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities, other than the forward purchase securities, for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted-average trading price of the Class A ordinary shares during the 10 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The “fair market value” of Class A ordinary shares for the above purpose shall mean the volume weighted-average price of Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

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

Note 8 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 750,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 69,000,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$690,000,000
Less:
Proceeds allocated to public warrants	(31,280,000)
Class A ordinary shares issuance costs	(37,169,587)
Plus:
Accretion of carrying value to redemption value	68,449,587
Class A ordinary shares subject to possible redemption	$690,000,000

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 - Shareholders’ Equity (Deficit)

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class B Ordinary Shares - The Company is authorized to issue 100,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 19, 2020, the Company issued 14,375,000 Class B ordinary shares to the Sponsor. Shares and the associated amounts have been retroactively restated to reflect the shares capitalizations on December 23, 2020, January 8, 2021, and January 15, 2021, resulting in an aggregate of 17,250,000 Class B ordinary shares outstanding. The holders of the Founder Shares agreed to surrender and cancel up to an aggregate of 2,250,000 Class B ordinary shares for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On January 15, 2021, the underwriters fully exercised the over-allotment option; thus, these 2,250,000 Founder Shares are no longer subject to forfeiture.

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

Note 10 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value.

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - monty market funds	$690,061,444	$-	$-	$690,061,444
Derivative assets - forward purchase agreement	$-	$-	$220,460	$220,460
Liabilities:
Derivative liabilities - Public Warrants	$16,560,000	$-	$-	$16,560,000
Derivative liabilities - Private Placement Warrants	$-	$7,584,000	$-	$7,584,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from an initial Level 3 measurement to a Level 1 fair value measurement as the Public Warrants were separately listed and traded in March 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement at the beginning of the reporting period, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants.

Level 1 assets include investments in money market funds that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The Company’s instruments estimated at fair value using Level 3 inputs were the Forward Purchase Agreement. The fair value of the units associated with the Forward Purchase Agreement have been estimated utilizing a forward pricing model. The Company determined that the initial fair value of the units (including shares and warrants) associated with the Forward Purchase Agreement as of January 15, 2021, was insignificant.

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Inherent in a forward pricing model are assumptions related to expected life and risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the units associated with the Forward Purchase Agreement. The expected life of the units associated with the Forward Purchase Agreement is assumed to be equivalent to their remaining contractual term.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of January 15, 2021	As of September 30, 2021
Forward Purchase Agreement:
Expected term	0.96	0.25
Risk-free interest rate	0.12%	0.04%

Note 11 - Subsequent Events

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

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $86,000 in its operating bank account and working capital deficit of approximately $575,000.

Prior to the Initial Public Offering, our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover certain expenses in exchange for our issuance of the founder shares, a loan of up to approximately $300,000 from our Sponsor pursuant to a promissory note, of which approximately $181,000 was outstanding as of December 31, 2020 and approximately $227,000 just prior to repayment. We repaid the promissory note in full on January 18, 2021. Subsequent to the Initial Public Offering, the Company’s liquidity needs have been satisfied with the proceeds of $2.0 million from the consummation of the Private Placement not held in the Trust Account, as well as the proceeds from Working Capital Loans. In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2021 and December 31, 2020, there were approximately $300,000 and $0 outstanding under the Working Capital Loans, respectively.

As more fully described in the Notes to our unaudited condensed financial statements included herein as Item 1, on April 30, 2021, we entered into a Working Capital Loan Agreement with our Sponsor and HSM-Invest, pursuant to which we may borrow up to $1.2 million from our Sponsor and HSM-Invest for ongoing expenses reasonably related to our business and the consummation of the Business Combination. All unpaid principal under the Working Capital Promissory Note will be due and payable in full on the effective date of the Business Combination. On September 30, 2021, we entered into an Amended and Restated Agreement with our Sponsor and HSM-Invest, pursuant to which we may borrow up to $4,000,000 from our Sponsor and HSM-Invest for ongoing expenses reasonably related to our business and the consummation of any business combination by us.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering and after the IPO searching for a target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net income of approximately $6.3 million, which consisted of change in fair value of derivative liabilities of approximately $9.1 million, change in fair value of the forward purchase agreement of approximately $286,000 and investment income on the Trust Account of approximately $9,000, partially offset by general and administrative expenses of approximately $3.1 million and general and administrative expenses to a related party of $45,000.

For the nine months ended September 30, 2021, we had net income of approximately $16.3 million, which consisted of change in fair value of derivative liabilities of approximately $22.0 million and change in fair value of the forward purchase agreement of approximately $220,000 and investment income on the Trust Account of approximately $61,000, partially offset by general and administrative expenses of approximately $4.1 million, general and administrative expenses to related party of $135,000 and financing costs related to derivative warrant liabilities of approximately $1.8 million.

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

Deferred Legal Fees

We engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $350,000 (“Deferred Legal Fees”). The deferred fee will become payable in the event that we complete a Business Combination. As of September 30, 2021 and December 31, 2020, we recorded deferred legal fees of approximately $2.7 million and $50,000 in connection with such services on the accompanying unaudited condensed balance sheets, respectively.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants has been estimated using a Modified Black-Scholes model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were included in temporary equity along with accretion of the Class A ordinary shares. For the three and nine months ended September 30, 2021, of the total offering costs of the Initial Public Offering, approximately $1.8 million is included in financing cost - derivative warrant liabilities in the unaudited condensed statement of operations. The Company classified deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 69,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condense balance sheets.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) per Ordinary Shares

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted-average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 33,533,333 shares of ordinary shares in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the previously reported material weakness in our internal control over financial reporting related to our classification of the public and private warrants as components of equity instead of derivative liabilities. The material weakness was identified and discussed in Part I, Item 4 of our Form 10-Q for the period ended March 31, 2021.

Notwithstanding the identified material weakness as of September 30, 2021, management, including the Certifying Officers, believe that the unaudited condensed financial statements contained in this Form 10-Q filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

Changes in internal control over financial reporting

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps in the quarter ended June 30, 2021:

●	We have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.

●	We have established additional monitoring and oversight controls designed to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.

While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2021.

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended Sep 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As described elsewhere in this Quarterly Report on Form 10-Q, we identified a material weakness in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our initial public offering. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021, with respect to financial reporting relating to the warrants.

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

On April 12, 2021, the staff of the SEC issued the Statement, which focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 23,000,000 public warrants and 10,533,333 private placement warrants and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our consolidated balance sheet as of September 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of September 30, 2021, the loan balance was $0.

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

We paid a total of approximately $13.8 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer approximately $24.2 million in underwriting discounts and commissions.

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

Dated: November 5, 2021	PONTEM CORPORATION

	By:	/s/ Hubertus Muehlhaeuser
	Name:	Hubertus Muehlhaeuser
	Title:	Chief Executive Officer