Form 10-K
period 2021-12-31
Pontem Corp
filed 2022-03-25
CIK 1830392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on June 30, 2021, as reported on the NYSE, was $670,680,000 (based on the closing sales price of the Class A ordinary shares on June 30, 2021 of $9.72).

As of March 25, 2022, 69,000,000 Class A ordinary shares, par value $0.0001, and 17,250,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“Companies Act” are to the Companies Act (as amended) of the Cayman Islands as the same may be amended from time to time;

●	“forward purchase agreement” are to the agreement providing for the sale of the forward purchase securities to QVIDTVM Management in a private placement to occur concurrently with the closing of our initial business combination;

●	“forward purchase securities” are to the forward purchase shares and forward purchase warrants;

●	“forward purchase shares” are to Class A ordinary shares to be issued pursuant to the forward purchase agreement;

●	“forward purchase units” are to the units consisting of one forward purchase share and one-third of one forward purchase warrant to be issued pursuant to the forward purchase agreement;

●	“forward purchase warrants” are to warrants to purchase Class A ordinary shares to be issued pursuant to the forward purchase agreement;

●	“founder shares” are to Class B ordinary shares initially purchased by our Sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination;

●	“initial public offering” are to the company’s initial public offering of 69,000,000 units, comprised of one public share and one-third of one public warrant consummated on January 15, 2021;

●	“initial shareholders” are to holders of our founder shares prior to our initial public offering;

●	“HSM-Invest” are to HSM-Invest, a Switzerland simple partnership controlled by Mr. Muehlhaeuser; HSM-Invest is not a sponsor of the company and has no commercial purpose other than as a holding partnership to share ownership of company securities among Mr. Muehlhaeuser and other members of his family;

●	“management” or our “management team” are to our officers and directors;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“public shares” are to Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

●	“public warrants” are to the warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“private placement warrants” are to the warrants issued to our Sponsor and HSM-Invest in a private placement simultaneously with the closing of our initial public offering;

●	“QVIDTVM Management” are to QVIDTVM Management LLC, an investment advisor affiliated with our Sponsor that has committed capital from family offices, high net worth individuals and an endowment. Our lead director, Mr. Alici, has investment control over such committed capital;

●	“Sponsor” are to Pontem LLC, a Delaware limited liability company;

●	“warrants” are to our public warrants and private placement warrants; and

●	“we” “us,” “our,” “company” or “our company” are to Pontem Corporation, a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K for the year ended December 31, 2021 (this “Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	the proceeds of the sale of the forward purchase securities being available to us;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

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

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Report. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Report.

●	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team is not indicative of future performance of an investment in us.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	In evaluating a prospective target business for our initial business combination, our management will rely on the availability of all of the funds from the sale of the forward purchase securities to be used as part of the consideration to the sellers. If the sale of the forward purchase securities does not close, we may lack sufficient funds to consummate our initial business combination.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets, as well as protectionist legislation in our target markets.

●	Our letter agreement with our Sponsor, officers, directors, and advisory board members may be amended without shareholder approval.

●	We may not be able to complete our initial business combination within the 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

●	If we seek shareholder approval of our initial business combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment you may be forced to sell your public shares or warrants, potentially at a loss.

●	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 24 months, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our Sponsor or management team to fund our search for a business combination, to pay our taxes, including franchise and income taxes, and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

●	Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

●	Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

●	We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

●	If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

v

PART I

Item 1. Business

Overview

We are a newly incorporated blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. To date, our efforts have been limited to organizational or incorporation activities as well as activities related to our initial public offering and identifying a business combination target. We have not selected any specific business combination target. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination.

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

Proposed Business Combination

To date, our efforts have been limited to organizational or incorporation activities as well as activities related to our initial public offering and identifying a business combination target. We have not selected any specific business combination target. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination.

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

Unlike our management team, members of our advisory board are not responsible for managing our day-to-day affairs and have no authority to engage in substantive discussions with business combination targets on our behalf. Each member of our advisory board owns 15,000 Class B ordinary shares, and we may reimburse such members for any out-of-pocket expenses incurred by them in connection with the search for business combination targets before or after the consummation of our initial business combination. We have not entered into any formal arrangements or agreements with any member of our advisory board to provide services to us and no member has any fiduciary obligations to present business opportunities to us.

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

Mr. Wolfgang Deml

Mr. Deml is a member of our advisory board. Mr. Deml’s successful career has spanned a number of executive roles in the industrials space. For 20 years, until 2008, Mr. Deml was the CEO and President of Baywa Corporation specializing in the agriculture business, building wholesale and retail, oil, renewable energy, farm equipment, with 17,000 employees and revenues around 17 billion euros. Mr. Deml’s former roles include CEO of Union Investment in Frankfurt and Management Consultant with Roland Berger. Mr. Deml has been a member of the supervisory boards of MAN AG, Rentenbank Frankfurt, and VK Mühlen AG and a member of the Advisory Board of Dresdner Bank, DZ Bank, and Allianz AG. Mr. Deml has been a member of the supervisory board of AGCO for 19 years and the non-executive chairman of the supervisory board of Hauck & Aufhäuser AG since 2010.

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

In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the U.S. Securities and Exchange Commission (the “SEC”).

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

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of assets test described above. If the business combination involves more than one target business, the 80% of assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor. If our securities are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

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

Financial Position

With funds available for a business combination initially in the amount of $665,850,000 after payment of $24,150,000 of deferred underwriting fees, we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

We have not selected any specific business combination target. While we may pursue an initial business combination target in any industry, we intend to focus our search on global and regional consumer brands businesses. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the initial public offering and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the initial public offering. Other than the forward purchase agreement, we are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

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

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the initial public offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

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

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of the holders of the majority of the shares who attend and vote at a general meeting of the company. A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our Sponsor, officers, directors and advisory board members, in their capacity as members of the company, will count toward this quorum, and, pursuant to the letter agreement, they have agreed to vote their founder shares, private placement shares and any public shares purchased during or after the initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares, we would need 25,875,001, or 37.5% (assuming all outstanding shares are voted), or 4,312,502 or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 69,000,000 public shares sold in the initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. These quorum and voting thresholds, and the voting agreement of our Sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

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

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the initial public offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of the initial public offering.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only 24 months from the closing of the initial public offering to complete our initial business combination. If we are unable to complete our initial business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

Our Sponsor, officers, directors and advisory board members have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 24 months from the closing of the initial public offering However, if our Sponsor, management team or advisory board members acquire public shares in or after the initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our Sponsor, officers, directors and advisory board members have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the initial public offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

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

If we were to expend all of the net proceeds of the initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum LLP, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,000,000 from the proceeds of the initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months from the closing of the initial public offering; (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the initial public offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have filed a Registration Statement on Form 8-A with the SEC to register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700,000,000 as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

As of December 31, 2021, we have approximately $267,000 in our operating bank account and a working capital deficit of approximately $662,000. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. On September 30, 2021, we entered into an amended and restated promissory note with our Sponsor and HSM-Invest, pursuant to which we may borrow up to $4,000,000 from our Sponsor and HSM-Invest for ongoing expenses reasonably related to our business and the consummation of any business combination by us. Management’s plans to address this need for capital are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful.

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

We may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete. Please see the section entitled “Item 1. Business — Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

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

Our initial shareholders owned 20% of our issued and outstanding ordinary shares immediately following the completion of the initial public offering.

Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of the holders of the majority of the shares who attend and vote at a general meeting of the company, including the founder shares. As a result, in addition to our initial shareholders’ founder shares, we would need 25,875,001, or 37.5% (assuming all outstanding shares are voted), or 4,312,502, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 69,000,000 public shares sold in the initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

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

Prior to the consummation of the initial public offering, we entered into a forward purchase agreement with QVIDTVM Management providing for the purchase of 15,000,000 forward purchase units, at a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of our initial business combination. However, if the sale of the forward purchase securities does not close, we may lack sufficient funds to consummate our initial business combination. The number of forward purchase units to be purchased by QVIDTVM Management will be subject to the sole discretion of Mr. Alici, who has investment control over the capital committed to QVIDTVM Management, but in no event will be less than 5,000,000 forward purchase units. The obligation to purchase the forward purchase units is subject to customary closing conditions, including that our initial business combination must be consummated substantially concurrently with, and immediately following, the purchase of forward purchase securities. The obligations of QVIDTVM Management under the forward purchase agreement do not depend on whether any Class A ordinary shares held by public shareholders are redeemed by the company.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak and the status of debt and equity markets, as well as protectionist legislation in our target markets.

On March 11, 2020 the World Health Organization characterized the coronavirus (COVID-19) outbreak as a “pandemic”. The COVID-19 outbreak has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that adversely affects the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. While vaccines for COVID-19 are being, and have been developed, there is no guarantee that any such vaccine will be durable and effective consistent with current expectations. In addition, if any treatment of vaccine for COVID-19 is ineffective or underutilized, any impact on our business may be prolonged. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

Our letter agreement with HSM-Invest, our Sponsor, officers, directors and advisory board members may be amended without shareholder approval.

Our letter agreement with HSM-Invest, our Sponsor, officers, directors and advisory board members contain provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval. While we do not expect our board of directors to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

The requirement that we complete our initial business combination within 24 months after the closing of the initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of the initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within 24 months after the closing of the initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination within 24 months after the closing of the initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

If we seek shareholder approval of our initial business combination, our initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial shareholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our initial shareholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Proposed Business — Effecting Our Initial Business Combination — Permitted Purchases of Our Securities” for a description of how our Sponsor, directors, officers, advisors or any of their affiliates will select which shareholders to purchase securities from in any private transaction.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the initial public offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months from the closing of the initial public offering, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because have net tangible assets in excess of $5,000,000 upon the completion of the initial public offering and the sale of the private placement warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our securities will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination...In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions including between the U.S. and China and between Russia and Ukraine, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If the net proceeds of the initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the 24 months following the closing of the offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we have depended on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the initial public offering, only $1,000,000 will be available to us initially outside the trust account to fund our working capital requirements. We believe that, upon closing of the initial public offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the 24 months following the closing of the initial public offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Marcum LLP, our independent registered public accounting firm, and the underwriters of the initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we are required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require a special resolution under Cayman Islands law, being the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 24 months of the closing of the initial public offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through the registration statement of which this Report forms a part, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law being the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders, who collectively beneficially owned 20% of our ordinary shares upon the closing of the initial public offering (assuming they did not purchase any units in the initial public offering), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the initial public offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the initial public offering and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

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

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

We may only be able to complete one business combination with the proceeds of the initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the initial public offering and the private placement of warrants provided us with $665,850,000 that we may use to complete our initial business combination (after taking into account the $24,150,000 of deferred underwriting commissions being held in the trust account).

In addition, prior to the consummation of the initial public offering, we entered into a forward purchase agreement with QVIDTVM Management providing for the purchase of 15,000,000 forward purchase units, at a purchase price of $10.00 per unit, in private placements to occur concurrently with the closing of our initial business combination. The forward purchase securities will be issued only in connection with the closing of the initial business combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. The obligation to purchase the forward purchase units is subject to customary closing conditions, including that our initial business combination must be consummated substantially concurrently with, and immediately following, the purchase of forward purchase securities. The number of forward purchase units to be purchased by QVIDTVM Management will be subject to the sole discretion of Mr. Alici, who has investment control over the capital committed to QVIDTVM Management, but in no event will be less than 5,000,000 forward purchase units. The obligations of QVIDTVM Management under the forward purchase agreement do not depend on whether any Class A ordinary shares held by public shareholders are redeemed by the company. There can be no assurance that the forward purchase will close.

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

As described elsewhere in this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our initial public offering. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022, with respect to financial reporting relating to the warrants.

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

As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the initial public offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 24 months from the closing of the initial public offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 750,000,000 Class A ordinary shares, par value $0.0001 per share, 100,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preferred shares, par value $0.0001 per share. As of the date of this Report, there are 681,000,000 and 82,750,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance (which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares). The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. There are no preferred shares issued and outstanding.

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

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had been able to exercise their warrants at a later time at which the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants. None of the private placement warrants will be redeemable by us (except as described herein) so long as they are held by the Sponsor, HSM-Invest or their permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 23,000,000 Class A ordinary shares as part of the units offered in the initial public offering and, simultaneously with the closing of such offering, we issued in a private placement an aggregate of 10,533,333 warrants, at $1.50 per warrant. We may also issue 5,000,000 forward purchase warrants pursuant to the forward purchase agreement. In addition, if the Sponsor makes any working capital loans, it may convert those loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant.

Our initial shareholders currently owns an aggregate of 17,250,000 founder shares that were acquired for a nominal price. The founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. We expect that if our Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into private placement warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Our public warrants are also redeemable by us for our Class A ordinary shares.

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

If (i) we issue additional ordinary shares or equity-linked securities, other than the forward purchase securities, for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per Class A ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (iii) the Market Value of our Class A ordinary shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

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

Our warrants and units committed to be issued in connection with the forward purchase agreement are accounted for as a derivative liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial business combination.

We account for our warrants and the units committed to be issued in connection with the forward purchase agreement as a derivative liability and will record them at fair value upon issuance with any changes in fair value each period reported in earnings as determined by us based upon a valuation report obtained from an independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a SPAC that does not have warrants or units that are accounted for as a derivative liability, which may make it more difficult for us to consummate an initial business combination with a target business.

Our warrants are accounted for as a derivative liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial business combination.

We account for our warrants as a derivative liability and will record them at fair value upon issuance with any changes in fair value each period reported in earnings as determined by us based upon a valuation report obtained from an independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a derivative liability, which may make it more difficult for us to consummate an initial Business Combination with a target business.

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

If we are unable to consummate our initial business combination within 24 months from the closing of the initial public offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.

If we are unable to consummate our initial business combination within 24 months from the closing of the initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months from the closing of the initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

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

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law. In addition, pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the initial public offering, our Sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. See “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

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

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10 Directors, Executive Officers and Corporate Governance”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

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

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under Item 10. Directors, Executive Officers and Corporate Governance. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business — Effecting Our Initial Business Combination — Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor, officers, directors and advisory board members will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On October 19, 2020, our Sponsor paid $25,000, or approximately $0.002 per share, to cover certain of our offering costs in exchange for 14,375,000 founder shares. On December 23, 2020, January 8, 2021 and January 12, 2021, we effected share capitalizations resulting in our initial shareholders holding 17,250,000 founder shares. Following certain transfers of founder shares by our Sponsor to HSM-Invest, each of our independent directors and each of our advisory board members, each of our Sponsor and HSM-Invest currently owns 8,535,000 founder shares, each of our independent directors currently owns 30,000 founder shares, and each member of our advisory board currently owns 15,000 founder shares. Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor and HSM-Invest purchased an aggregate of 10,533,333 warrants for an aggregate purchase price of $15,800,000, or $1.50 per warrant. The private placement warrants will also be worthless if we do not complete our initial business combination. The personal and financial interests of our officers, directors and advisory board members may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of the initial public offering nears, which is the deadline for our completion of an initial business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon closing of the initial public offering, our initial shareholders owned 20% of our issued and outstanding ordinary shares (assuming they do not purchase any units in the initial public offering). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any units in the initial public offering or if our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors is divided into three classes, each of which will generally serve for a term for three years with only one class of directors being appointed in each year. We may not hold an annual or extraordinary general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Our units, Class A ordinary shares and warrants are each traded on the NYSE under the symbol “PNTM.U”, “PNTM” and “PNTM WS” respectively. Our units began trading on January 15, 2021 and our Class A ordinary shares, par value $0.0001 (the “Class A ordinary share”) and warrants began trading on March 8, 2021.

(b)	Holders

As of March 25, 2022, there was 1 holder of record for our units, 1 holder of record for our Class A ordinary shares, 11 holders of our Class B ordinary shares and 16 holders of our warrants.

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

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales and Use of Proceeds

On October 19, 2020, our Sponsor, paid $25,000, or approximately $0.002 per share, to cover certain of our offering costs in exchange for 14,375,000 Class B ordinary shares. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On December 23, 2020, January 8, 2021 and January 12, 2021, we effected share capitalizations resulting in our initial shareholders holding 17,250,000 founder shares. The number of founder shares outstanding was determined based on the expectation that the founder shares would represent 20% of the outstanding shares after the initial public offering.

On January 15, 2021, we completed our initial public offering of 69,000,000 units, which included the full exercise of the underwriters’ option to purchase an additional 9,000,000 units to cover over-allotments, generating gross proceeds of $690,000,000.

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

Item 6. [Reserved]

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Our Sponsor is Pontem LLC, a Delaware limited liability company. The registration statement for our initial public offering became effective on January 12, 2021. On January 15, 2021, we consummated the initial public offering of 69,000,000 units, which includes 9,000,000 additional Units to cover over-allotments, at $10.00 per unit, generating gross proceeds of $690.0 million, and incurring offering costs of approximately $38.9 million, of which approximately $24.2 million and approximately $213,000 was for deferred underwriting commissions and deferred legal fees, respectively.

Simultaneously with the closing of the initial public offering, we consummated the private placement of 10,533,333 private placement warrants, at a price of $1.50 per private placement warrant with our Sponsor and HSM-Invest, a Switzerland simple partnership, generating gross proceeds of $15.8 million.

Upon the closing of the initial public offering and the private placement, $690.0 million ($10.00 per unit) of the net proceeds of the initial public offering and certain of the proceeds of the private placement were placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the trust account as described below.

If we are unable to complete a Business Combination within 24 months from the closing of the initial public offering, or January 15, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Results of Operations

Our entire activity since inception up December 31, 2021 was in preparation for our formation and the initial public offering and after the IPO searching for a target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2021, we had net income of approximately $9.8 million, which consisted of change in fair value of derivative liabilities of approximately $16.3 million and investment income on the trust account of approximately $76,000, partially offset by change in fair value of the forward purchase agreement of approximately $0.4 million, general and administrative expenses of approximately $4.3 million, general and administrative expenses to related party of $170,000, change in fair value of working capital loans of approximately $8,000 and financing costs related to derivative warrant liabilities of approximately $1.8 million.

For the period from October 15, 2020 (inception) through December 31, 2020, we had a loss of approximately $57,000, which consisted solely of general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2021, we have approximately $267,000 in its operating bank account and a working capital deficit of approximately $662,000

Prior to the initial public offering, our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover certain expenses in exchange for our issuance of the founder shares, a loan of up to approximately $300,000 from our Sponsor pursuant to a promissory note, of which approximately $181,000 was outstanding as of December 31, 2020 and approximately $227,000 just prior to repayment. We repaid the promissory note in full on January 18, 2021. Subsequent to the initial public offering, the Company’s liquidity needs have been satisfied with the proceeds of $2.0 million from the consummation of the private placement not held in the trust account, as well as the proceeds from working capital loans. In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of December 31, 2021 and 2020, there were approximately $600,000 and $0 borrowed and outstanding under the working capital loans, respectively.

As more fully described in the Notes to our financial statements included herein as Item 1, on April 30, 2021, we entered into a working capital loan agreement with our Sponsor and HSM-Invest, pursuant to which we may borrow up to $1.2 million from our Sponsor and HSM-Invest for ongoing expenses reasonably related to our business and the consummation of the Business Combination. All unpaid principal under the working capital promissory note will be due and payable in full on the effective date of the Business Combination. On September 30, 2021, we entered into an Amended and Restated Agreement with our Sponsor and HSM-Invest, that amended the amount we can borrow to be up to $4,000,000 .

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

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

Founder Shares

On October 19, 2020, we issued 14,375,000 Class B ordinary shares to our Sponsor in exchange for the payment of $25,000 from our Sponsor to cover certain expenses on our behalf. Shares and the associated amounts have been retroactively restated to reflect the shares capitalizations on December 23, 2020, January 8, 2021 and January 15, 2021, resulting in an aggregate of 17,250,000 Class B ordinary shares outstanding. The holders of the founder shares agreed to surrender and cancel up to an aggregate of 2,250,000 founder shares, on a pro rata basis, to the extent that the option to purchase additional units was not exercised in full by the underwriters, so that the founder shares would represent approximately 20% of our issued and outstanding shares after the initial public offering. On January 15, 2021, the underwriters fully exercised the over-allotment option; thus, these 2,250,000 founder shares are no longer subject to forfeiture.

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

Related Party Loans

On October 16, 2020, our Sponsor agreed to loan us up to $300,000 pursuant to a promissory note. The promissory note was non-interest bearing, unsecured and due upon the closing of the initial public offering. We borrowed approximately $181,000 through December 31, 2020 and approximately $227,000 prior to the initial public offering under the Note. We repaid the Note in full on January 18, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, members of our founding team or any of our affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such working capital loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants.

On April 30, 2021, we entered into a working capital loan agreement (the “Agreement”) with our Sponsor and HSM-Invest, pursuant to which we may borrow up to $1,200,000 from the Sponsor and HSM-Invest for ongoing expenses reasonably related to the business of us and the consummation of the Business Combination. On April 30, 2021, pursuant to the Agreement, we issued a working capital promissory note for the principal amount of $600,000 to the Sponsor and HSM-Invest, respectively. The working capital promissory note does not bear any interest. All unpaid principal under the working capital promissory note will be due and payable in full on the effective date of the Business Combination (the “Maturity Date”). Pursuant to the terms of the Agreement, we are not required to repay the working capital promissory note if it fails to complete the Business Combination. The Sponsor and HSM-Invest will have the option, at any time on or prior to the Maturity Date, to convert up to $1,500,000 under the working capital promissory note into warrants to purchase our Class A ordinary shares, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with our initial public offering.

On September 30, 2021, we entered into an amended and restated working capital loan agreement (the “Amended and Restated Agreement”) with our Sponsor and HSM-Invest, pursuant to increase the amount we may borrow up to $4,000,000 in the aggregate from the Sponsor and HSM-Invest for ongoing expenses reasonably related to the business of us and the consummation of any business combination by us. Pursuant to the Amended and Restated Agreement, we issued an amended and restated promissory note for the principal amount of $2,000,000 to each of the Sponsor and HSM-Invest, respectively. The amended and restated promissory note does not bear any interest. All unpaid principal under the amended and restated promissory note will be due and payable in full on the Maturity Date. Pursuant to the terms of the Amended and Restated Agreement, we are not required to repay the amended and restated promissory note if it fails to complete the Business Combination. The Sponsor and HSM-Invest will have the option, at any time on or prior to the Maturity Date, to convert up to $1,500,000 under the amended and restated promissory note into warrants to purchase our Class A ordinary shares, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with our initial public offering.

As of December 31, 2021, $599,975 was drawn under the Agreement, presented at fair value of approximately $592,000, on the accompanying balance sheets. There were no working capital loans outstanding as of December 31, 2020.

Administrative Services Agreement

Commencing on the date that our securities were first listed on NYSE through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the management team. The Company incurred $120,000 in such fees included as general and administrative expenses to related party on the accompanying statements of operations for the year ended December 31, 2021. As of December 31, 2021, there was a balance due of $120,000.

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

Consulting Agreement

On October 15, 2020, we entered into an agreement to obtain consulting services from an affiliate of our Chief Financial Officer, pursuant to which we agreed to pay such affiliate of our Chief Financial Officer $5,000 per month. Consulting expenses resulting from such agreement were included within general and administrative expenses in the accompanying statement of operations. During the year ended December 31, 2021 and the period from October 15, 2020 (inception) through December 31, 2020, we incurred $50,000 and $10,000 in consulting expenses, respectively. In addition, we prepaid $5,000 of such costs, presented in prepaid expenses on the balance sheet.

Forward Purchase Agreement

On January 12, 2021, we entered into a forward purchase agreement with QVIDTVM Management LLC providing for the purchase of up to 15,000,000 forward purchase units, with each unit consisting of one forward purchase share and one-third of one forward purchase warrant, in a private placement to occur concurrently with the closing of the initial Business Combination. The number of forward purchase units to be purchased by QVIDTVM Management LLC will be subject to the sole discretion of Mr. Alici, who has investment control over the capital committed to such entity, but in no event will be less than 5,000,000 forward purchase units. The obligations under the forward purchase agreement do not depend on whether any Class A ordinary shares held by Public Shareholders are redeemed by us. The obligation to purchase the forward purchase units is subject to customary closing conditions, including that the initial Business Combination must be consummated substantially concurrently with, and immediately following, the purchase of forward purchase units. The forward purchase shares and forward purchase warrants will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. The forward purchase agreement is accounted for as an asset or liability measured at fair value with changes in fair value reported each period in earnings. The initial value of the forward purchase agreement was insignificant.

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

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the prospectus relating to the initial public offering to purchase up to 9,000,000 additional units at the initial public offering price less the underwriting discounts and commissions. On January 15, 2021, the underwriters fully exercised the over-allotment option.

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

Deferred Legal Fees

We engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $350,000. The deferred fee will become payable in the event that we complete a Business Combination. As of December 31, 2021 and 2020, we had deferred legal fees of approximately $2.8 million and $50,000 in connection with such services on the accompanying balance sheet, respectively.

Critical Accounting Policies

Derivative instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815. The classification of derivative instruments, including whether such instruments should be recorded as assets, liabilities or as equity, is re-assessed at the end of each reporting period.

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

The public warrants issued in connection with the initial public offering and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the public warrants issued in connection with the Public Offering and private placement warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the private placement warrants has been estimated using a Modified Black-Scholes model each measurement date. The fair value of public warrants issued in connection with the initial public offering have subsequently been measured based on the listed market price of such warrants. As the transfer of private placement warrants to anyone who is not a permitted transferee would result in the private placement warrants having substantially the same terms as the public warrants, we determined that the fair value of each private placement warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of December 31, 2021 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the initial public offering that were directly related to the initial public offering. Offering costs are allocated to the separable financial instruments issued in the initial public offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were included in temporary equity along with accretion of the Class A ordinary shares. Of the total offering costs of the initial public offering, approximately $1.8 million is included in financing cost - derivative warrant liabilities in the statements of operations. The Company classified deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 69,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the balance sheet.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Effective with the closing of the initial public offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the initial public offering and the private placement to purchase an aggregate of 33,533,333 shares of ordinary shares in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

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

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our current chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the previously reported material weakness in our internal control over financial reporting related to our classification of the public and private warrants as components of equity instead of derivative liabilities. The material weakness was identified and discussed in Part I, Item 4 of our Form 10-Q for the period ended March 31, 2021.

Notwithstanding the identified material weakness, management, including the certifying officers, believe that the financial statements contained in this Form 10-K filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Hubertus Muehlhaeuser	52	Chairman and Chief Executive Officer
Burak Alici	46	Lead Director
Nina Murphy	44	Chief Financial Officer
Erik Olsson	59	Director
Peter Grosch	66	Director
Luciano Mozzato	64	Director

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

Peter Grosch is a member of our board of directors. Mr. Grosch is also the Chairman at Innio AG. He served on the board of 3i plc as a nonexecutive director. He was previously a senior advisor to CAPVIS and the Deputy Chairman of SLM Solution AG, Chief Executive Officer and President of Diehl Aerospace and Defence Systems, Executive Vice President of DaimlerChrysler Off-Highway and Managing Director and Board Member of MTU Friedrichhafen (now Rolls Royce Power Systems). Mr. Grosch received an undergraduate degree in Applied Sciences from Ulm University.

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

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the initial public offering, our Sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Mr. Olsson, Mr. Grosch and Mr. Mozzato are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

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

Compensation Committee

We have established a compensation committee of the board of directors. Mr. Olsson, Mr. Grosch and Mr. Mozzato serve as the members of the compensation committee, and Mr. Mozzato chairs the compensation committee. Pursuant to NYSE listing standards, each of Mr. Olsson, Mr. Grosch and Mr. Mozzato meet the independent director standard under the NYSE listing standards.

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

Nominating and Corporate Governance Committee

We established a nominating and corporate governance committee of the board of directors. The initial members of our nominating and corporate governance are Mr. Olsson, Mr. Grosch and Mr. Mozzato, and Mr. Grosch serves as chair of the nominating and corporate governance committee. Pursuant to NYSE listing standards, each of Mr. Olsson, Mr. Grosch and Mr. Mozzato meet the independent director standard under the NYSE listing standards.

The primary purposes of our nominating and corporate governance committee is to assist the board in:

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon written request to our principal executive offices. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individuals	Entity	Entity’s Business	Affiliation
Hubertus Muehlhaeuser	Tyrol Partners Ltd.	Consulting and Investment Management	Managing Partner
	Ballard Power Systems Inc.	Fuel Cell Technology Provider	Director and Member of the Board
	Kelvion Holding GmbH	Manufacturer of Heat Exchange Solutions	Chairman of the Board / Shareholder Committee
	Black Bruin Oy	Hydraulics Component Manufacturing	Director
	Mühlhäuser Grundbesitz GmbH & Co. KG	Real Estate Investment	Managing Partner

Burak Alici	QVIDTVM	Investment management	Chief Executive Officer
	Ditta Artigianale SRL	Coffee Roaster and Cafes	Director
	Roti Restuarants, Inc	Restaurant Chain	Director
	Nexxiott AG	SaaS IoT platform for rail industry	Director

Nina Murphy	QVIDTVM	Investment Management	Chief Operating Officer

Erik Olsson	WillScot Mobile Mini, Inc.	Turnkey modular space and portable storage solutions	Chairman of the Board
	Ritchie Bros. Auctioneers Inc.	Industrial auctioneering	Chairman of the Board
	Domestic Group AB	Branded Solutions for Mobile Living	Independent Director

Peter Grosch	Innio AG	Power Generation Equipment	Chairman of the Board

Luciano Mozzato	Caltagirone SpA Italy	Manufacturing	Independent Director

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders purchased founder shares prior to the date of this Report and purchased private placement warrants in a transaction that will close simultaneously with the closing of the initial public offering. HSM-Invest, our Sponsor, officers, directors and advisory board members have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Additionally, HSM-Invest, our Sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our Sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) three years after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least one year after our initial business combination, the founder shares will be released from the lockup. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely upon our review of the Section 16(a) filings that have been furnished to us and representations by our directors and executive officers (where applicable), we believe that all filings required to be made under Section 16(a) during the fiscal year ended December 31, 2021 were timely made, except that, HSM-Invest and our Sponsor each inadvertently failed to timely report one transaction on Form 4, and as a result, two Form 4s were not timely filed.

Item 11. Executive Compensation

Officer and Director Compensation

The following disclosure concerns the compensation of our executive officers and directors for the year ended December 31, 2021 and for the period from October 15, 2020 through December 31, 2020 (i.e., pre-business combination).

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

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 25, 2022, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our ordinary shares, by:

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

	Class B ordinary shares			Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class Before Offering	Approximate Percentage of Ordinary Shares	Number of Shares Beneficially Owned	Approximate Percentage of Class
Pontem LLC (our Sponsor)(2)	8,535,000	49.5%	9.9%	—	—
HSM-Invest	8,535,000	49.5%	9.9%	—	—
Hubertus Muehlhaeuser(3)	8,535,000	49.5%	9.9%	—	—
Burak Alici	—	—	—	—	—
Nina Murphy	—	—	—	—	—
Luciano Mozzato	30,000	*	*	—	—
Erik Olsson	30,000	*	*	—	—
Peter Grosch	30,000	*	*	—	—
Robert Bohn	15,000	*	*	—	—
James Gentilcore	15,000	*	*	—	—
Chris Lynch	15,000	*	*	—	—
Jens-Thomas Pietralla	15,000	*	*	—	—
Wolfgang Deml	15,000	*	*	—	—
Adage Capital Partners, L.P.(4)	—	—	—	5,400,000	7.83%
Adage Capital Partners GP, L.L.C.(4)	—	—	—	5,400,000	7.83%
Adage Capital Advisors, L.L.C.(4)	—	—	—	5,400,000	7.83%
Robert Atchinson(4)	—	—	—	5,400,000	7.83%
Philip Gross(4)	—	—	—	5,400,000	7.83%
Empyrean Capital Overseas Master Fund, Ltd.(5)	—	—	—	3,500,000	5.1%
Empyrean Capital Partners, LP(5)	—	—	—	3,500,000	5.1%
Amos Meron(5)	—	—	—	3,500,000	5.1%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 1140 Avenue of the Americas, 9th Floor, New York New York, 10036.

(2)	The Sponsor is the record holder of such shares. Our Sponsor is managed by a board of managers comprised of Mr. Alici, Ms. Murphy and Mr. Muehlhaeuser. Each manager has one vote, and the approval of a majority is required to approve an action of our Sponsor. Accordingly, each manager disclaims beneficial ownership of these securities except to the extent of his or her pecuniary interest therein.

(3)	Hubertus Muehlhaeuser controls HSM-Invest, and, as such, has voting and investment discretion with respect to the securities held by HSM-Invest. Accordingly, Hubertus Muehlhaeuser may be deemed to have beneficial ownership of the securities held directly by HSM-Invest. Hubertus Muehlhaeuser disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(4)	Based solely on the Schedule 13G filed jointly by Adage Capital Partners, L.P. (“Adage Capital”), Adage Capital Partners GP, L.L.C. (“Adage GP”), Adage Capital Advisors, L.L.C. (“Adage Advisors”), Robert Atchinson (“Mr. Atchinson”) and Philip Gross (“Mr. Gross”), with the SEC on January 25, 2021 (i) Adage Capital, a Delaware limited partnership, beneficially owned 5,400,000 Class A Ordinary Shares; (ii) Adage GP, a Delaware limited liability company, beneficially owned 5,400,000 Class A Ordinary Shares; (iii) Adage Advisors, a Delaware limited liability company, beneficially owned 5,400,000 Class A Ordinary Shares; (iv) Mr. Gross beneficially owned 5,400,000 Class A Ordinary Shares; and (v) Mr. Atchinson beneficially owned 5,400,000 Class A Ordinary Shares. Adage Capital has the power to dispose of and the power to vote the Class A Ordinary Shares beneficially owned by it, which power may be exercised by its general partner, Adage GP. Adage Advisors, as managing member of Adage GP, directs Adage GP’s operations. Neither Adage GP nor Adage Advisors directly own any Class A Ordinary Shares. By reason of the provisions of Rule 13d-3 of the Exchange Act, Adage GP and Adage Capital may be deemed to beneficially own the shares owned by Adage Capital. Messrs. Atchinson and Gross, as managing members of Adage Capital, have shared power to vote the Class A Ordinary Shares beneficially owned by Adage Capital. Neither Mr. Atchinson nor Mr. Gross directly own any Class A Ordinary Shares. By reason of the provisions of Rule 13d-3 of the Act, each may be deemed to beneficially own the shares beneficially owned by Adage Capital. The business address of each of Adage Capital, Adage GP, Adage Advisors, Mr. Atchinson and Mr. Gross is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(5)	Based solely on the Schedule 13G filed jointly by Empyrean Capital Overseas Master Fund, Ltd. (“ECOMF”), a Cayman Islands exempted company, Empyrean Capital Partners, LP (“ECP”), a Delaware limited partnership, and Amos Meron (“Mr. Meron”), with the SEC on January 25, 2021 (i) ECOMF directly owns 3,500,000 Class A Ordinary Shares; (ii) ECP, which serves as investment manager to ECOMF with respect to the Class A Ordinary Shares directly held by ECOMF, beneficially owns 3,500,000 Class A Ordinary Shares; and (iii) Mr. Meron, who serves as the managing member of Empyrean Capital, LLC, the general partner of ECP, with respect to the Class A Ordinary Shares directly held by ECOMF, beneficially owns 3,500,000 Class A Ordinary Shares. The business address of each of ECOMF, ECP and Mr. Meron is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On October 19, 2020, our Sponsor paid $25,000, or approximately $0.002 per share, to cover certain of our offering costs in exchange for 14,375,000 founder shares. On December 23, 2020, January 8, 2021 and January 12, 2021, we effected share capitalizations resulting in our initial shareholders holding 17,250,000 founder shares. Following certain transfers of founder shares by our Sponsor to HSM-Invest, each of our independent directors and each of our advisory board members, each of our Sponsor and HSM-Invest currently owns 8,535,000 founder shares, each of our independent directors currently owns 30,000 founder shares, and each member of our advisory board currently owns 15,000 founder shares. Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. The number of founder shares outstanding was determined based on the expectation that the founder shares would represent 20% of the outstanding shares after the initial public offering.

Our Sponsor purchased an aggregate of 10,533,333 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per warrant, or $15,799,999 in the aggregate in a private placement that closed simultaneously with the closing of the initial public offering. The private placement warrants will be identical to the warrants sold in the initial public offering except that the private placement warrants, so long as they are held by our Sponsor, HSM-Invest or their permitted transferees, (i) will not be redeemable by us, except as described herein (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Prior to the consummation of the initial public offering, entered into a forward purchase agreement with QVIDTVM Management providing for the purchase of 15,000,000 forward purchase units, at a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of our initial business combination. The number of forward purchase units to be purchased by QVIDTVM Management will be subject to the sole discretion of Mr. Alici, who has investment control over QVIDTVM Management, but in no event will be less than 5,000,000 forward purchase units. The obligation to purchase the forward purchase units is subject to customary closing conditions, including that our initial business combination must be consummated substantially concurrently with, and immediately following, the purchase of forward purchase securities. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company.

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

Prior to the closing of the initial public offering, our Sponsor loaned us funds to be used for a portion of the expenses of the initial public offering. These loans are non-interest bearing, unsecured and are due at the earlier of March 31, 2021 or of the closing date of the prior offering. The loan was repaid upon the closing of the offering out of the offering proceeds not held in the trust account.

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

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party; (ii) the extent of the related party’s interest in the transaction; (iii) whether the transaction contravenes our code of ethics or other policies; (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders; and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Item 14. Principal Accountant Fees and Services

Pre-Approval Policy

The following is a summary of fees paid to Marcum LLP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum LLP for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 and for the period from October 15, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering, totaled $77,000 and $60,000, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees for the year ended December 31, 2021 and for the period from October 15, 2020 (inception) through December 31, 2020.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum LLP any tax fees for the year ended December 31, 2021 and for the period from October 15, 2020 (inception) through December 31, 2020.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any other fees for the year ended December 31, 2021 and for the period from October 15, 2020 (inception) through December 31, 2020.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from October 15, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Shareholder’s Deficit for the year ended December 31, 2021 and for the period from October 15, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from October 15, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at www.sec.gov.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association.(2)

4.1	Form of Specimen Unit Certificate.(3)

4.2	Form of Specimen Ordinary Share Certificate.(3)

4.3	Form of Specimen Warrant Certificate.(3)

4.4	Description of Registrant’s Securities.*

10.1	Warrant Agreement, dated January 12, 2021, between Continental Stock Transfer & Trust Company and the Company.(2)

10.2	Letter Agreement, dated January 12, 2021, among the Company, HSM-Invest, the Sponsor and the Company’s officers and directors.(2)

10.3	Investment Management Trust Account Agreement, dated January 12, 2021, between Continental Stock Transfer & Trust Company and the Company.(2)

10.4	Registration and Shareholder Rights Agreement, dated January 12, 2021, among the Company, HSM-Invest, the Sponsor, certain directors of the Company and members of the advisory board of the Company.(2)

Exhibit No.	Description
10.5	Private Placement Warrants Purchase Agreement, dated January 12, 2021, between the Company, HSM-Invest and the Sponsor.(2)

10.6	Administrative Services Agreement, dated January 12, 2021, between the Company and the Sponsor. (2)

10.7	Forward Purchase Agreement, dated January 12, 2021, between the Company and QVIDTVM Management LLC.(2)

10.8	Amended and Restated Working Capital Loan Agreement, dated as of September 30, 2021, among the Company, the Sponsor and HSM-Invest.(4)

10.9	Second Amended and Restated Securities Subscription Agreement, dated as of January 8, 2021, between the Sponsor and the Company.(1)

10.10	Consulting Agreement, dated as of October 15, 2020, between Islander LLC and the Company.(3)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the registrant’s Amendment No. 2 to the Registration Statement, filed with the SEC on January 11, 2021.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on January 19, 2021.

(3)	Incorporated by reference to the registrant’s Amendment No. 1 to the Registration Statement, filed with the SEC on January 6, 2021.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 4, 2021.

Item 16. Form 10-K Summary

Not applicable.

PONTEM CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page No.

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balances Sheets as of December 31, 2021 and 2020	F-3

Statements of Operations for the year ended December 31, 2021 and for the period from October 15, 2020 (inception) through December 31, 2020	F-4

Statements of Changes in Shareholder’s Deficit for the year ended December 31, 2021 and for the period from October 15, 2020 (inception) through December 31, 2020	F-5

Statements of Cash Flows for the year ended December 31, 2021 and for the period from October 15, 2020 (inception) through December 31, 2020	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Pontem Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Pontem Corporation (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, shareholder’s equity and cash flows for the year ended December 31, 2021 and for the period from October 15, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 for the period from October 15, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter

As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation with a scheduled liquidation date of January 15, 2023. The Company must sign a letter of intent to acquire or combine with a viable business acquisition candidate as a condition of extending the liquidation date.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

March 25, 2022

PCAOB ID Number: 688

PONTEM CORPORATION

BALANCE SHEETS

	December 31,
	2021	2020

Assets
Current assets:
Cash	$266,889	$-
Prepaid expenses	497,110	5,000
Total current assets	763,999	5,000
Investments held in Trust Account	690,076,023	-
Deferred offering costs associated with initial public offering	-	557,602
Total Assets	$690,840,022	$562,602

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$27,142	$-
Accrued expenses	806,178	13,647
Accrued offering costs	-	350,000
Note payable - related party	-	181,468
Working capital loan - related party	592,388	-
Total current Liabilities	1,425,708	545,115
Deferred legal fees	2,787,460	49,802
Deferred underwriting commissions	24,150,000	-
Derivative liabilities	30,246,530	-
Total Liabilities	58,609,698	594,917

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 69,000,000 and 0 shares issued and outstanding, at $10.00 per share at December 31, 2021 and 2020	690,000,000	-

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 750,000,000 shares authorized, no non-redeemable shares issued and outstanding as of December 31, 2021 and 2020, respectively	-	-
Class B ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 17,250,000 shares issued and outstanding at December 31, 2021 and 2020	1,725	1,725
Additional paid-in capital	-	23,275
Accumulated deficit	(57,771,401)	(57,315)
Total shareholders’ deficit	(57,769,676)	(32,315)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$690,840,022	$562,602

The accompanying notes are an integral part of these financial statements.

PONTEM CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the Period From October 15, 2020 (inception) through December 31, 2020

General and administrative expenses	$4,250,030	$47,315
General and administrative expenses - related party	170,000	10,000
Loss from operations	(4,420,030)	(57,315)
Other income (expense)
Change in fair value of derivative warrant liabilities	16,287,330	-
Change in fair value of the forward purchase agreement	(401,860)	-
Change in fair value of working capital loans	7,587
Financing costs - derivative warrant liabilities	(1,784,824)	-
Investment income on Trust Account	76,023	-
Net income (loss)	$9,764,226	$(57,315)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	66,353,425	-

Basic and diluted net income per share, Class A ordinary shares	$0.12	$-

Weighted average shares outstanding of Class B ordinary shares, basic	17,163,699	15,000,000
Weighted average shares outstanding of Class B ordinary shares, diluted	17,250,000	15,000,000

Basic and diluted net income per ordinary share, Class B ordinary shares	$0.12	$-

The accompanying notes are an integral part of these financial statements.

PONTEM CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2021 AND

FOR THE PERIOD FROM OCTOBER 15, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

			Additional		Total
	Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - October 15, 2020 (inception)	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	17,250,000	1,725	23,275	-	25,000
Net loss	-	-	-	(57,315)	(57,315)
Balance - December 31, 2020	17,250,000	$1,725	$23,275	$(57,315)	$(32,315)
Excess of cash received over fair value of the private placement warrants	-	-	948,000	-	948,000
Accretion of Class A ordinary shares subject to redemption amount	-	-	(971,275)	(67,478,312)	(68,449,587)
Net income	-	-	-	9,764,226	9,764,226
Balance - December 31, 2021	17,250,000	$1,725	$-	$(57,771,401)	$(57,769,676)

The accompanying notes are an integral part of these financial statements.

PONTEM CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the Period From October 15, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$9,764,226	$(57,315)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(16,287,330)	-
Change in fair value of the forward purchase agreement	401,860	-
Change in fair value of working capital loans	(7,587)
Financing costs - derivative warrant liabilities	1,784,824	-
Income from investments held in Trust Account	(76,023)	-
General and administrative expenses paid by related party under note payable	-	23,668
Changes in operating assets and liabilities:
Prepaid expenses	(492,110)	20,000
Accounts payable	27,142	-
Accrued expenses	792,531	13,647
Deferred legal fees	2,518,246	-
Net cash used in operating activities	(1,574,221)	-

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(690,000,000)	-
Net cash used in investing activities	(690,000,000)	-

Cash Flows from Financing Activities:
Repayment of note payable to related party	(226,948)	-
Proceeds received from initial public offering, gross	690,000,000	-
Proceeds received from private placement	15,800,000	-
Offering costs paid	(14,331,917)	-
Proceeds from working capital loan to related party	599,975	-
Net cash provided by financing activities	691,841,110	-

Net change in cash	266,889	-

Cash - beginning of the period	-	-
Cash - end of the period	$266,889	$-

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor under promissory note	$45,479	$-
Offering costs included in deferred legal fees	$269,214	$-
Deferred underwriting commissions	$24,150,000	$-

The accompanying notes are an integral part of these financial statements.

PONTEM CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from October 15, 2020 (inception) through December 31, 2021 relates to the Company’s formation, and since the closing of the initial public offering (the “Initial Public Offering”), the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on its investments held in the trust account (the “Trust Account”) from the proceeds of its Initial Public Offering.

The Company’s sponsor is Pontem LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 12, 2021. On January 15, 2021, the Company consummated its Initial Public Offering of 69,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes 9,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $690.0 million, and incurring offering costs of approximately $38.9 million, of which approximately $24.2 million and approximately $213,000 was for deferred underwriting commissions and deferred legal fees (the “Deferred Legal Fees”), respectively (Notes 2 and 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 10,533,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor and HSM-Invest, a Switzerland simple partnership (“HSM-Invest”), generating gross proceeds of $15.8 million (Notes 5 and 7).

Upon the closing of the Initial Public Offering and the Private Placement, $690.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a Trust Account with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

PONTEM CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which were adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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
NOTES TO THE FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had approximately $267,000 in its operating bank account and working capital deficit of approximately $662,000.

Prior to the Initial Public Offering, the Company’s liquidity needs were satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of up to approximately $300,000 from the Sponsor pursuant to a Note (as defined in Note 5), of which approximately $181,000 was outstanding as of December 31, 2020, and approximately $227,000 was drawn prior to repayment. The Company repaid the Note in full on January 18, 2021. Subsequent to the Initial Public Offering, the Company’s liquidity needs have been satisfied with the proceeds of $2.0 million from the consummation of the Private Placement not held in the Trust Account, as well as the proceeds from working capital loans (the “Working Capital Loans”).

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not committed to, provide the Company Working Capital Loans. On April 30, 2021, the Company entered into a Working Capital Loan Agreement with the Sponsor and HSM-Invest, pursuant to which the Company may borrow up to $1.2 million from the Sponsor and HSM-Invest for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. All unpaid principal under the Working Capital Promissory Note will be due and payable in full on the effective date of the Business Combination. On September 30, 2021, the Company entered into an amended and restated working capital loan agreement (the “Amended and Restated Agreement”) with its Sponsor and HSM-Invest, which increased the amount it may borrow to be up to $4.0 million. See Note 5 for a description of the agreements and the underlying promissory notes. As of December 31, 2021 and 2020, approximately $600,000 and $0 was borrowed and outstanding under the Working Capital Loans, respectively.

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

PONTEM CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

PONTEM CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and 2020.

Due to Related Party

Due to related party consist of amounts due from the Company to QVIDTVM Inc., an entity affiliated with the Sponsor. As of December 31, 2021 and 2020, the Company had approximately $10,000 and $0, respectively, outstanding as presented on the balance sheets.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income on Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the balance sheets.

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

PONTEM CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

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

The Company is committed to issue forward purchase units, which are recognized as derivative assets or liabilities depending on the fair value in accordance with ASC 815. Accordingly, the Company recognizes forward purchase agreement (defined below) instruments as assets or liabilities at fair value and adjusts the instruments to fair value at each reporting period. The assets or liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of the Units associated with the forward purchase agreement (defined below) have been estimated utilizing a forward pricing model.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 10,533,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of December 31, 2021 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were included in temporary equity along with accretion of the Class A ordinary shares. For the year ended December 31, 2021, of the total offering costs of the Initial Public Offering, approximately $1.8 million is included in financing cost - derivative warrant liabilities in the statement of operations. The Company classified deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Working Capital Loan – Related Party

The Company has elected the fair value option to account for its Working Capital Loan – related party with its Sponsor as defined and more fully described in Note 4. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of its Working Capital Loan – related party on the statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

PONTEM CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 69,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjust the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 33,533,333 shares of ordinary shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

PONTEM CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Year Ended		For the Period From October 15, 2020 (inception)
	December 31, 2021		through December 31, 2020
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income (loss) - basic	$7,726,542	$1,998,632	$-	$(57,315)
Allocation of net income (loss) - diluted	$7,718,566	$2,006,608	$-	$(57,315)

Denominator:
Basic weighted average ordinary shares outstanding	66,353,425	17,163,699	-	15,000,000
Effect of dliutive securities	-	86,301	-	-
Diluted weighted average ordinary shares outstanding	66,353,425	17,250,000	-	15,000,000

Basic net income (loss) per ordinary share	$0.12	$0.12	$-	$(0.00)
Diluted net income (loss) per ordinary share	$0.12	$0.12	$-	$(0.00)

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

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
NOTES TO THE FINANCIAL STATEMENTS

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

On April 30, 2021, the Company entered a Working Capital Loan Agreement (the “Agreement”) with the Sponsor and HSM-Invest, pursuant to which the Company may borrow up to $1.2 million from the Sponsor and HSM-Invest for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. On April 30, 2021, pursuant to the Agreement, the Company issued a promissory note (the “Working Capital Promissory Note”) for the principal amount of $600,000 to the Sponsor and HSM-Invest, respectively. On September 30, 2021, the Company entered into an amended and restated working capital loan agreement (the “Amended and Restated Agreement”) with its Sponsor and HSM-Invest, which increased the amount it may borrow to be up to $4.0 million.

PONTEM CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

Pursuant to the Amended and Restated Agreement, the Company issued a promissory note (the “Amended and Restated Working Capital Promissory Note”) for the principal amount of $2.0 million to each of the Sponsor and HSM-Invest, respectively. The Amended and Restated Working Capital Promissory Note does not bear any interest. All unpaid principal under the Amended and Restated Working Capital Promissory Note will be due and payable in full on the effective date of the Business Combination (the “Maturity Date”)... The Sponsor and HSM-Invest will have the option, at any time on or prior to the Maturity Date, to convert up to $1.5 million under the Amended and Restated Working Capital Promissory Note into warrants to purchase the Company’s Class A ordinary shares, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering.

As of December 31, 2021, $599,975 was drawn under the Working Capital Loans, presented at the estimated fair value of approximately $592,000, on the accompanying balance sheets. There were no Working Capital Loans outstanding as of December 31, 2020.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the management team. The Company incurred $120,000 in such fees included as general and administrative expenses to related party on the accompanying statements of operations for the year ended December 31, 2021. As of December 31, 2021 and 2020, there was no balance due.

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

Consulting Agreement

On October 15, 2020, the Company entered into an agreement to obtain consulting services from an affiliate of its Chief Financial Officer, pursuant to which the Company agreed to pay such affiliate of its Chief Financial Officer $5,000 per month. Consulting expenses resulting from such agreement were included within general and administrative expenses to related party in the accompanying statement of operations. During the year ended December 31, 2021 and the period from October 15, 2020 (Inception) through December 31, 2020, the Company incurred $50,000 and $10,000 in consulting expenses, respectively. As of December 31, 2021 and 2020, the Company recorded prepaid expenses of $5,000 in connection with such services on the accompanying balance sheets, respectively.

PONTEM CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

Forward Purchase Agreement

On January 12, 2021, the Company entered into a forward purchase agreement with QVIDTVM Management LLC providing for the purchase of up to 15,000,000 forward purchase units (the “Forward Purchase Agreement”), with each forward purchase unit consisting of one Class A ordinary share (the “Forward Purchase Shares”) and one-third of one forward purchase warrants, at a purchase price of $10.00 per forward purchase unit, in a Private Placement to occur concurrently with the closing of the initial Business Combination. The number of forward purchase units to be purchased by QVIDTVM Management LLC will be subject to the sole discretion of Mr. Alici, who has investment control over the capital committed to such entity, but in no event will be less than 5,000,000 forward purchase units. The obligations under the Forward Purchase Agreement do not depend on whether any Class A ordinary shares held by Public Shareholders are redeemed by the Company. The obligation to purchase the forward purchase units is subject to customary closing conditions, including that the initial Business Combination must be consummated substantially concurrently with, and immediately following, the purchase of forward purchase units. The Forward Purchase Shares and Forward Purchase Warrants will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. The Forward Purchase Agreement is accounted for as an asset or liability measured at fair value with changes in fair value reported each period in earnings. The initial value of the Forward Purchase Agreement was insignificant.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of our final prospectus to purchase up to 9,000,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On January 15, 2021, the underwriters fully exercised the over-allotment option.

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

PONTEM CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $350,000. The deferred fee will become payable in the event that the Company completes a Business Combination. As of December 31, 2021 and 2020, the Company recorded Deferred Legal Fees of approximately $2.8 million and $50,000 in connection with such services on the accompanying balance sheets, respectively.

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

Note 7 - Derivative Warrant Liabilities

As of December 31, 2021, the Company had 23,000,000 Public Warrants and 10,533,333 Private Warrants outstanding. There were no warrants outstanding as of December 31, 2020.

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
NOTES TO THE FINANCIAL STATEMENTS

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

PONTEM CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

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

Note 8 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 750,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 69,000,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$690,000,000
Less:
Proceeds allocated to public warrants	(31,280,000)
Class A ordinary shares issuance costs	(37,169,587)
Plus:
Accretion of carrying value to redemption value	68,449,587
Class A ordinary shares subject to possible redemption	$690,000,000

Note 9 - Shareholders’ Equity (Deficit)

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were no preference shares issued or outstanding.

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

PONTEM CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

Note 10 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value. There were no financial assets or liabilities measured at fair value as of December 31, 2020.

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - monty market funds	$690,076,023	$-	$-	$690,076,023
Liabilities:
Derivative liabilities:
Derivative liabilities - Public Warrants	$20,470,000	$-	$-	$20,470,000
Derivative liabilities - Private Placement Warrants	$-	$9,374,670	$-	$9,374,670
Derivative liabilities - forward purchase agreement	$-	$-	$401,860	$401,860
Total derivative liabilities:	$20,470,000	$9,374,670	$401,860	$30,246,530
Working capital loan - related party	$-	$-	$631,440	$631,440

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

Level 3 Valuation Techniques

Forward Purchase Agreement

The fair value of the Units associated with the Forward Purchase Agreement have been estimated utilizing a forward pricing model with Level 3 inputs. The Company determined that the initial fair value of the Units (including shares and warrants) associated with the Forward Purchase Agreement as of January 15, 2021, was insignificant.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs for Forward Purchase Agreement as their measurement dates:

	As of January 15, 2021	As of December 31, 2021
Forward Purchase Agreement:
Expected term	0.96	0.50
Risk-free interest rate	0.12%	0.06%

PONTEM CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

Warrants

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at the initial the measurement date:

Warrants:	As of January 15, 2021
Option term (in years)	5.97
Volatility	23.00%
Risk-free interest rate	0.63%
Expected dividends	0.00%

Working Capital Loan

The estimated fair value of the Working Capital Loan was estimated utilizing a Black-Scholes model with Level 3 inputs.

The following table provides quantitative information regarding the inputs for the fair value measurement of the Working Capital Loan as of their measurement dates:

Working capital loan	As of August 12, 2021	As of November 17, 2021	As of December 31, 2021
Exercise price	$1.50	$1.50	$1.50
Volatility	71.70%	66.10%	68.20%
Expected term	0.39	0.62	0.50
Risk-free interest rate	0.06%	0.09%	0.19%

The change in the fair value of the derivative liabilities, measured using Level 3 inputs, for the year ended December 31, 2021, is summarized as follows:

Derivative liabilities beginning of the period	$-
Issuance of Public and Private Warrants and forward purchase agreement - Level 3 measurement	46,132,000
Transfer of Public Warrants to a Level 1 measurement	(31,280,000)
Transfer of Private Warrants to a Level 2 measurement	(10,442,250)
Change in fair value of derivative liabilities - Level 3 measurement	(4,409,750)
Change in fair value of forward purchase agreement - Level 3 measurement	401,860
Derivative liabilities at December 31, 2021 - Level 3 measurement	$401,860

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2022

PONTEM CORPORATION

/s/ Hubertus Muehlhaeuser
Name:	Hubertus Muehlhaeuser
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Hubertus Muehlhaeuser	Chairman and Chief Executive Officer	March 25, 2022
Hubertus Muehlhaeuser	Principal Executive Officer

/s/ Burak Alici	Director	March 25, 2022
Burak Alici	Lead Director

/s/ Nina Murphy	Chief Financial Officer	March 25, 2022
Nina Murphy	Principal Financial and Accounting Officer

/s/ Erik Olsson	Director	March 25, 2022
Erik Olsson

/s/ Peter Grosch	Director	March 25, 2022
Peter Grosch

/s/ Luciano Mozzato	Director	March 25, 2022
Luciano Mozzato