Form 10-Q
period 2022-03-31
Pontem Corp
filed 2022-05-13
CIK 1830392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, 69,000,000 Class A ordinary shares, par value $0.0001 per share, and 17,250,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

PONTEM CORPORATION

Form 10-Q

For the Quarter ended March 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

PONTEM CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)

Assets
Current assets:
Cash	$22,454	$266,889
Prepaid expenses	483,301	497,110
Total current assets	505,755	763,999
Investments held in Trust Account	690,141,631	690,076,023
Derivative assets - forward purchase agreement	332,630	-
Total Assets	$690,980,016	$690,840,022

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$126,919	$27,142
Accrued expenses	1,323,283	806,178
Working capital loan - related party	577,220	592,388
Total current liabilities	2,027,422	1,425,708
Deferred legal fees	2,878,804	2,787,460
Deferred underwriting commissions	24,150,000	24,150,000
Derivative liabilities	11,066,000	30,246,530
Total Liabilities	40,122,226	58,609,698

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 69,000,000 and 0 shares issued and outstanding, at $10.00 per share at March 31, 2022 and December 31, 2021	690,000,000	690,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 750,000,000 shares authorized, no non-redeemable shares issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 17,250,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	1,725	1,725
Accumulated deficit	(39,143,935)	(57,771,401)
Total shareholders’ deficit	(39,142,210)	(57,769,676)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$690,980,016	$690,840,022

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONTEM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2022	2021
General and administrative expenses	$921,469	$362,772
General and administrative expenses - related party	45,000	45,000
Loss from operations	(966,469)	(407,772)
Other income (expense)
Change in fair value of derivative warrant liabilities	18,778,670	20,876,670
Change in fair value of the forward purchase agreement	734,490	421,700
Change in fair value of working capital loans	15,168	-
Financing costs - derivative warrant liabilities	-	(1,784,824)
Investment income on Trust Account	65,607	27,522
Net income	$18,627,466	$19,133,296

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	69,000,000	58,266,667

Basic and diluted net income per share, Class A ordinary shares	$0.22	$0.25

Weighted average shares outstanding of Class B ordinary shares, basic	17,250,000	16,900,000
Weighted average shares outstanding of Class B ordinary shares, diluted	17,250,000	17,250,000

Basic and diluted net income per ordinary share, Class B ordinary shares	$0.22	$0.25

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONTEM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Three Months Ended March 31, 2022

				Total
	Class B Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit
Balance - December 31, 2021	17,250,000	1,725	(57,771,401)	(57,769,676)
Net income	-	-	18,627,466	18,627,466
Balance - March 31, 2022 (unaudited)	17,250,000	1,725	(39,143,935)	(39,142,210)

Three Months Ended March 31, 2021

			Additional		Total
	Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	17,250,000	$1,725	$23,275	$(57,315)	$(32,315)
Excess of cash received over fair value of the private placement warrants	-	-	948,000	-	948,000
Class A ordinary shares subject to redemption amount	-	-	(971,275)	(67,478,312)	(68,449,587)
Net income	-	-	-	19,133,296	19,133,296
Balance - March 31, 2021 (unaudited)	17,250,000	$1,725	$-	$(48,402,331)	$(48,400,606)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONTEM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$18,627,466	$19,133,296
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(18,778,670)	(20,876,670)
Change in fair value of the forward purchase agreement	(734,490)	(421,700)
Change in fair value of working capital loans	(15,168)	-
Financing costs - derivative warrant liabilities	-	1,784,824
Income from investments held in Trust Account	(65,607)	(27,522)
Changes in operating assets and liabilities:
Prepaid expenses	13,808	(754,816)
Accounts payable	99,777	6,264
Accrued expenses	517,105	55,541
Due to related party	-	13,458
Deferred legal fees	91,344	-
Net cash used in operating activities	(244,435)	(1,087,325)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(690,000,000)
Net cash used in investing activities	-	(690,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	-	(226,948)
Proceeds received from initial public offering, gross	-	690,000,000
Proceeds received from private placement	-	15,800,000
Offering costs paid	-	(14,212,918)
Net cash provided by financing activities	-	691,360,134

Net change in cash	(244,435)	272,809

Cash - beginning of the period	266,889	-
Cash - end of the period	$22,454	$272,809

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor under promissory note	$-	$119,000
Offering costs included in deferred legal fees	$-	$45,479
Deferred legal fees	$-	$269,214
Deferred underwriting commissions	$-	$24,150,000

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from October 15, 2020 (inception) through March 31, 2022 relates to the Company’s formation, and since the closing of the initial public offering (the “Initial Public Offering”), the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on its investments held in the trust account (the “Trust Account”) from the proceeds of its Initial Public Offering.

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

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which were adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had approximately $22,000 in its operating bank account and working capital deficit of approximately $1.5 million.

Prior to the Initial Public Offering, the Company’s liquidity needs were satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of up to approximately $300,000 from the Sponsor pursuant to a Note (as defined in Note 5), of which approximately $227,000 was drawn prior to repayment. The Company repaid the Note in full on January 18, 2021. Subsequent to the Initial Public Offering, the Company’s liquidity needs have been satisfied with the proceeds of $2.0 million from the consummation of the Private Placement not held in the Trust Account, as well as the proceeds from working capital loans (the “Working Capital Loans”).

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors have the ability and intent to provide the Company Working Capital Loans. On April 30, 2021, the Company entered into a Working Capital Loan Agreement with the Sponsor and HSM-Invest, pursuant to which the Company could borrow up to $1.2 million from the Sponsor and HSM-Invest for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination (the “Working Capital Promissory Note”). All unpaid principal under the Working Capital Promissory Note will be due and payable in full on the effective date of the Business Combination. On September 30, 2021, the Company entered into an amended and restated working capital loan agreement (the “Amended and Restated Agreement”) with its Sponsor and HSM-Invest, which increased the amount it may borrow to be up to $4.0 million. See Note 5 for a description of the Agreement, the Amended and Restated Agreement and the underlying Working Capital Loans. As of March 31, 2022 and December 31, 2021, approximately $600,000 was borrowed and outstanding under the Working Capital Loans.

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K March 25, 2022.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Due to Related Party

Due to related party consist of amounts due from an entity affiliated with the Sponsor. As of March 31, 2022 and December 31, 2021, the Company had approximately $0 and $10,000, respectively, outstanding. It is recorded as accrued expense and presented on the unaudited condensed balance sheets.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income on Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company is committed to issue Forward Purchase Units (defined below), which are recognized as derivative assets or liabilities depending on the fair value in accordance with ASC 815. Accordingly, the Company recognizes Forward Purchase Agreement (defined below) instruments as assets or liabilities at fair value and adjusts the instruments to fair value at each reporting period. The assets or liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of the Units associated with the Forward Purchase Agreement (defined below) have been estimated utilizing a forward pricing model.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. As a result, the fair value of the Private Placement Warrants are based on the observable listed prices for the Public Warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were included in temporary equity along with accretion of the Class A ordinary shares. The Company classified deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Working Capital Loan - Related Party

The Company has elected the fair value option to account for its Working Capital Loan - related party with its Sponsor as defined and more fully described in Note 4. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of its Working Capital Loan - related party on the condensed statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 69,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income- basic	$14,901,972	$3,725,494	$14,831,486	$4,301,810
Allocation of net income - diluted	$14,901,972	$3,725,494	$14,762,746	$4,370,550

Denominator:
Basic weighted average ordinary shares outstanding	69,000,000	17,250,000	58,266,667	16,900,000
Effect of dliutive securities	-	-	-	350,000
Diluted weighted average ordinary shares outstanding	69,000,000	17,250,000	58,266,667	17,250,000

Basic net income per ordinary share	$0.22	$0.22	$0.25	$0.25
Diluted net income per ordinary share	$0.22	$0.22	$0.25	$0.25

Recent Accounting Pronouncements

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

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates have the ability and intent to loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

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

As of March 31, 2022 and December 31, 2021, approximately $600,000 in principal was drawn under the Working Capital Loans, presented at the estimated fair value of approximately $577,000, and $592,000, respectively on the accompanying condensed balance sheets.

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the management team. The Company incurred $30,000 in such fees included as general and administrative expenses to related party on the accompanying unaudited condensed statements of operations for the three months ended March 31, 2022 and March 31, 2021. As of March 31, 2022 and December 31, 2021, there was no balance due.

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

Consulting Agreement

On October 15, 2020, the Company entered into an agreement to obtain consulting services from an affiliate of its Chief Financial Officer, pursuant to which the Company agreed to pay such affiliate of its Chief Financial Officer $5,000 per month. Consulting expenses resulting from such agreement were included within general and administrative expenses to related party in the accompanying unaudited condensed statements of operations. During the three months ended March 31, 2022 and March 31, 2021, the Company incurred $15,000 in consulting expenses. As of March 31, 2022 and December 31, 2021, the Company has prepaid expenses of $5,000 in connection with such services on the accompanying unaudited condensed balance sheets.

Forward Purchase Agreement

On January 12, 2021, the Company entered into a forward purchase agreement with QVIDTVM Management LLC (the “Forward Purchase Agreement”) providing for the purchase of up to 15,000,000 forward purchase units (the “Forward Purchase Units”), with each Forward Purchase Unit consisting of one Class A ordinary share (the “Forward Purchase Shares”) and one-third of one redeemable warrant to purchase one Class A ordinary share at $11.50 per share (the “Forward Purchase Warrants”), at a purchase price of $10.00 per Forward Purchase Unit, in a Private Placement to occur concurrently with the closing of the initial Business Combination. The number of Forward Purchase Units to be purchased by QVIDTVM Management LLC will be subject to the sole discretion of Mr. Alici, who has investment control over the capital committed to such entity, but in no event will be less than 5,000,000 Forward Purchase Units. The obligations under the Forward Purchase Agreement do not depend on whether any Class A ordinary shares held by Public Shareholders are redeemed by the Company. The obligation to purchase the Forward Purchase Units is subject to customary closing conditions, including that the initial Business Combination must be consummated substantially concurrently with, and immediately following, the purchase of Forward Purchase Units. The Forward Purchase Shares and Forward Purchase Warrants will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. The Forward Purchase Agreement is accounted for as an asset or liability measured at fair value with changes in fair value reported each period in earnings.

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

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $350,000. The deferred fee will become payable in the event that the Company completes a Business Combination. As of March 31, 2022 and December 31, 2021, the Company recorded Deferred Legal Fees of approximately $2.9 million and $2.8 million in connection with such services on the accompanying condensed balance sheets, respectively.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and the conflict in Ukraine and the surrounding region on the industry and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7 – Derivative Warrant Liabilities

As of March 31, 2022 and December 31, 2021, the Company had 23,000,000 Public Warrants and 10,533,333 Private Warrants outstanding.

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

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 – Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 750,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 69,000,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9 – Shareholders’ Deficit

Preference Shares – The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class B Ordinary Shares – The Company is authorized to issue 100,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 19, 2020, the Company issued 14,375,000 Class B ordinary shares to the Sponsor. Shares and the associated amounts have been retroactively restated to reflect the shares capitalizations on December 23, 2020, January 8, 2021, and January 15, 2021, resulting in an aggregate of 17,250,000 Class B ordinary shares outstanding. The holders of the Founder Shares agreed to surrender and cancel up to an aggregate of 2,250,000 Class B ordinary shares for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On January 15, 2021, the underwriters fully exercised the over-allotment option; thus, these 2,250,000 Founder Shares are no longer subject to forfeiture.

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

Note 10 – Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value. There were no financial assets or liabilities measured at fair value as of March 31, 2022 and December 31, 2020.

	Fair Value Measured as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - money market funds	$690,141,631	$-	$-	$690,141,631
Derivative assets - forward purchase agreement	$-	$-	$332,630	$332,630
Liabilities:
Derivative liabilities:
Derivative liabilities - Public Warrants	$7,590,000	$-	$-	$7,590,000
Derivative liabilities - Private Placement Warrants	$-	$3,476,000	$-	$3,476,000
Total derivative liabilities:	$7,590,000	$3,476,000	$-	$11,066,000
Working capital loan - related party	$-	$-	$577,220	$577,220

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account – money market funds	$690,076,023	$-	$-	$690,076,023
Liabilities:
Derivative liabilities:
Derivative liabilities – Public Warrants	$20,470,000	$-	$-	$20,470,000
Derivative liabilities – Private Placement Warrants	$-	$9,374,670	$-	$9,374,670
Derivative liabilities – Forward Purchase Agreement	$-	$-	$401,860	$401,860
Total derivative liabilities:	$20,470,000	$9,374,670	$401,860	$30,246,530
Working Capital Loans – related party	$-	$-	$592,388	$592,388

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022. The estimated fair value of the Public Warrants transferred from an initial Level 3 measurement to a Level 1 fair value measurement as the Public Warrants were separately listed and traded in March 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in July 2021, as the Company determined the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs for Forward Purchase Agreement as their measurement dates:

	As of March 31, 2022	As of December 31, 2021
Forward Purchase Agreement:
Expected term	0.50	0.50
Risk-free interest rate	1.06%	0.06%

The change in the fair value of the derivative assets and liabilities, measured utilizing Level 3 measurements for the period for the three months ended March 31, 2022, is summarized as follows:

Derivative liabilities at December 31, 2021 - Level 3 measurement	$401,860
Change in fair value of forward purchase agreement - Level 3 measurement	(401,860)
Derivative liabilities at March 31, 2022 - Level 3 measurement	$-

Derivative assets at December 31, 2021 - Level 3 measurement	$-
Change in fair value of forward purchase agreement - Level 3 measurement	332,630
Derivative assets at March 31, 2022 - Level 3 measurement	$332,630

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Working Capital Loan – Related Party

The estimated fair value of the Working Capital Loan – Related Party was estimated utilizing a Black-Scholes model with Level 3 inputs.

The following table provides quantitative information regarding the inputs for the fair value measurement of the Working Capital Loan – Related Party as of their measurement dates:

Working capital loan	As of March 31, 2022	As of December 31, 2021
Exercise price	1.50	1.50
Volatility	62.20%	68.20%
Expected term	0.50	0.50
Risk-free interest rate	1.06%	0.19%

The change in the fair value of the Working Capital Loan – Related Party, measured utilizing Level 3 measurements for the period for the three months ended March 31, 2022, is summarized as follows:

Working capital loan – related party at December 31, 2021 - Level 3 measurement	$592,388
Change in fair value of working capital loan - Level 3 measurement	(15,169)
Working capital loan – related party at March 31, 2022 - Level 3 measurement	$577,220

Note 11 – Subsequent Events

In April 2022, the Company borrowed an additional $950,000 under the Working Capital Loans.

The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, other than the above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Pontem Corporation” “our,” “us” or “we” refer to Pontem Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the Private Placement of the Private Placement Warrants, our shares, debt or a combination of cash, equity and debt.

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

Results of Operations

Our entire activity since inception up March 31, 2022, was in preparation for our formation and the Initial Public Offering and after the IPO, searching for a target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2022, we had net income of approximately $18.6 million, which consisted of change in fair value of derivative liabilities of approximately $18.8 million, investment income on the Trust Account of approximately $66,000, change in fair value of the Forward Purchase Agreement of approximately $734,000, change in fair value of Working Capital Loans of approximately $15,000 partially offset by general and administrative expenses of approximately $921,000 and general and administrative expenses to related party of approximately $45,000.

For the three months ended March 31, 2021, we had net income of approximately $19.1 million, which consisted of change in fair value of derivative liabilities of approximately $20.9 million, gain on the Forward Purchase Agreement of approximately $422,000 and investment income on the Trust Account of approximately $28,000, partially offset by general and administrative expenses of approximately $363,000, general and administrative expenses to related party of $45,000, and financing costs - derivative warrant liabilities of approximately $1.8 million.

Liquidity and Capital Resources

As of March 31, 2022, we had approximately $22,000 in its operating bank account and a working capital deficit of approximately $1.5 million.

Prior to the Initial Public Offering, our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover certain expenses in exchange for our issuance of the Founder Shares, a loan of up to approximately $300,000 from our Sponsor pursuant to a promissory note, of which approximately $227,000 was outstanding just prior to repayment. We repaid the promissory note in full on January 18, 2021. Subsequent to the Initial Public Offering, the Company’s liquidity needs have been satisfied with the proceeds of $2.0 million from the consummation of the Private Placement not held in the Trust Account, as well as the proceeds from the Working Capital Loans. In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors have the ability and intent to provide us Working Capital Loans. As of March 31, 2022 and December 31, 2021, there was approximately $600,000 in principal borrowed and outstanding under the Working Capital Loans. In April, 2022, the Company borrowed an additional $950,000 under the Working Capital Loans.

As more fully described in the Notes to our unaudited condensed financial statements included herein as Item 1, on April 30, 2021, we entered into the Agreement with our Sponsor and HSM-Invest, pursuant to which we could borrow up to $1.2 million from our Sponsor and HSM-Invest for ongoing expenses reasonably related to our business and the consummation of the Business Combination. All unpaid principal under the Working Capital Promissory Note will be due and payable in full on the effective date of the Business Combination. On September 30, 2021, we entered into an Amended and Restated Agreement with our Sponsor and HSM-Invest, that amended the amount we can borrow to be up to $4.0 million.

Based on the foregoing, management believes that it will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Management continues to evaluate the impact of the COVID-19 pandemic and the conflict in Ukraine and the surrounding region on the industry and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On April 30, 2021, we entered into the Agreement with our Sponsor and HSM-Invest, pursuant to which we may borrow up to $1.2 million from the Sponsor and HSM-Invest for ongoing expenses reasonably related to the business of us and the consummation of the Business Combination. On April 30, 2021, pursuant to the Agreement, we issued a Working Capital Promissory Note for the principal amount of $600,000 to the Sponsor and HSM-Invest, respectively. The Working Capital Promissory Note does not bear any interest. All unpaid principal under the Working Capital Promissory Note will be due and payable in full on the Maturity Date. Pursuant to the terms of the Agreement, we are not required to repay the Working Capital Promissory Note if it fails to complete the Business Combination. The Sponsor and HSM-Invest will have the option, at any time on or prior to the Maturity Date, to convert up to $1.5 million under the Working Capital Promissory Note into warrants to purchase our Class A ordinary shares, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with our Initial Public Offering.

On September 30, 2021, we entered into the Amended and Restated Agreement with our Sponsor and HSM-Invest, pursuant to increase the amount we may borrow up to $4.0 million in the aggregate from the Sponsor and HSM-Invest for ongoing expenses reasonably related to the business of us and the consummation of any business combination by us. Pursuant to the Amended and Restated Agreement, we issued an amended and restated promissory note for the principal amount of $2.0 million to each of the Sponsor and HSM-Invest, respectively. The amended and restated promissory note does not bear any interest. All unpaid principal under the amended and restated promissory note will be due and payable in full on the Maturity Date. Pursuant to the terms of the Amended and Restated Agreement, we are not required to repay the amended and restated promissory note if it fails to complete the Business Combination. The Sponsor and HSM-Invest will have the option, at any time on or prior to the Maturity Date, to convert up to $1,500,000 under the amended and restated promissory note into warrants to purchase our Class A ordinary shares, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with our Initial Public Offering.

As of March 31, 2022 and December 31, 2020, approximately $600,000 in principal was drawn under the Agreement, presented at fair value of approximately $577,000 and $592,000, respectively, on the accompanying condensed balance sheets.

Administrative Services Agreement

Commencing on the date that our securities were first listed on NYSE through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the management team. The Company incurred $30,000 in such fees included as general and administrative expenses to related party on the accompanying condensed statements of operations for the three months ended March 31, 2022 and March 31, 2021. As of March 31, 2022 and December 31, 2021, there was no balance due.

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

Consulting Agreement

On October 15, 2020, we entered into an agreement to obtain consulting services from an affiliate of our Chief Financial Officer, pursuant to which we agreed to pay such affiliate of our Chief Financial Officer $5,000 per month. Consulting expenses resulting from such agreement were included within general and administrative expenses in the accompanying statements of operations. During the three months ended March 31, 2022 and March 31, 2021, we incurred $15,000 in consulting expenses. As of March 31, 2022 and December 31, 2021, we had prepaid expenses of $5,000 in connection with such services on the accompanying condensed balance sheets.

Forward Purchase Agreement

On January 12, 2021, we entered into a Forward Purchase Agreement with QVIDTVM Management LLC providing for the purchase of up to 15,000,000 Forward Purchase Units, with each unit consisting of one Forward Purchase Share and one Forward Purchase Warrant, in a Private Placement to occur concurrently with the closing of the initial Business Combination. The number ofForward Purchase Units to be purchased by QVIDTVM Management LLC will be subject to the sole discretion of Mr. Alici, who has investment control over the capital committed to such entity, but in no event will be less than 5,000,000 Forward Purchase Units. The obligations under the Forward Purchase Agreement do not depend on whether any Class A ordinary shares held by Public Shareholders are redeemed by us. The obligation to purchase the Forward Purchase Units is subject to customary closing conditions, including that the initial Business Combination must be consummated substantially concurrently with, and immediately following, the purchase of Forward Purchase Units. The Forward Purchase Shares and Forward Purchase Warrants will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. The Forward Purchase Agreement is accounted for as an asset or liability measured at fair value with changes in fair value reported each period in earnings.

Contractual Obligations

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that we registered such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Deferred Legal Fees

We engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $350,000. The deferred fee will become payable in the event that we complete a Business Combination. As of March 31, 2022 and December 31, 2021, we had Deferred Legal Fees of approximately $2.9 million and $2.8 million in connection with such services on the accompanying unaudited condensed balance sheet, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 25, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.

We believe that our critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used to estimate different from any of these, our condensed financial statements could have been materially different from those presented. There were no changes in our critical accounting policies and estimates during the three months ended March 31, 2022 from those set forth in “Critical Accounting Policies” in our December 31, 2021 Annual Report on Form 10-K filed with the SEC on March 25, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Our management evaluated, with the participation of our current chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

In connection with our management's assessment of our internal control over financial reporting as of March 31, 2021, we identified a material weakness in our internal control over financial reporting. The identified material weakness pertained to our control activities over our accounting for warrants as derivative liabilities. Our control activities were not designed appropriately to ensure that our related accounting conclusions were sufficiently documented and reviewed for compliance with U.S. GAAP.

Since the second quarter of 2021, our management took considerable action to remediate the material weakness, by implementing new procedures to ensure that we identify and apply the applicable accounting guidance to all complex transaction. As a result of these enhancements, our management concluded that the material weakness was remediated, and our disclosure controls and procedures were effective as of March 31, 2022.

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 25, 2022, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, the COVID-19 pandemic, including new variant strains of the underlying virus, and the status of debt and equity markets.

Our ability to consummate a Business Combination may be dependent on our ability to raise equity and debt financing which may be impacted by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions, the COVID-19 pandemic and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Economic uncertainty in various global markets caused by political instability may result in weakened demand for products sold by potential target businesses and difficulty in forecasting financial results on which we rely in the evaluation of potential target businesses. Global conflicts, including the military conflict between Russia and Ukraine, as well as economic sanctions implemented by the United States and European Union against Russia in response thereto, may negatively impact markets, increase energy and transportation costs and cause weaker macro-economic conditions. Political developments impacting government spending, and international trade, including inflation or raising interest rates, may also negatively impact markets and cause weaker macro-economic conditions. The effect of any or all of these events could adversely impact our ability to find a suitable Business Combination, as it may affect demand for potential target companies’ products or the cost of manufacturing thereof, harm their operations and weaken their financial results.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

Dated: May 12, 2022	PONTEM CORPORATION

	By:	/s/ Hubertus Muehlhaeuser
	Name:	Hubertus Muehlhaeuser
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2022

	By:	/s/ Nina Murphy
	Name:	Nina Murphy
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)