Form 10-Q
period 2022-06-30
Pontem Corp
filed 2022-08-12
CIK 1830392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, 69,000,000 Class A ordinary shares, par value $0.0001 per share, and 17,250,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

PONTEM CORPORATION

Form 10-Q

For the Quarter ended June 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

PONTEM CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)

Assets
Current assets:
Cash	$155,474	$266,889
Prepaid expenses	330,904	497,110
Total current assets	486,378	763,999
Investments held in Trust Account	691,056,309	690,076,023
Derivative assets - forward purchase agreement	19,920	-
Total Assets	$691,562,607	$690,840,022

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$24,790	$27,142
Accrued expenses	739,799	806,178
Working capital loan - related party	1,042,579	592,388
Total current liabilities	1,807,168	1,425,708
Deferred legal fees	3,829,485	2,787,460
Deferred underwriting commissions	24,150,000	24,150,000
Derivative liabilities	4,359,330	30,246,530
Total Liabilities	34,145,983	58,609,698

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 69,000,000 shares issued and outstanding, at $10.01 and $10.00 per share at June 30, 2022 and December 31, 2021, respectively	690,956,000	690,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 750,000,000 shares authorized, no non-redeemable shares issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 17,250,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	1,725	1,725
Accumulated deficit	(33,541,101)	(57,771,401)
Total shareholders’ deficit	(33,539,376)	(57,769,676)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$691,562,607	$690,840,022

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONTEM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$1,189,470	$617,750	$2,110,939	$980,522
General and administrative expenses - related party	45,000	45,000	90,000	90,000
Loss from operations	(1,234,470)	(662,750)	(2,200,939)	(1,070,522)
Other income (expense)
Change in fair value of derivative warrant liabilities	6,706,670	(7,988,040)	25,485,340	12,888,630
Change in fair value of the forward purchase agreement	(312,710)	(486,840)	421,780	(65,140)
Change in fair value of working capital loans	484,666	-	499,834	-
Financing costs - derivative warrant liabilities	-	-	-	(1,784,824)
Investment income on Trust Account	914,678	25,042	980,285	52,564
Net income (loss)	$6,558,834	$(9,112,588)	$25,186,300	$10,020,708

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	69,000,000	69,000,000	69,000,000	63,662,983

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.08	$(0.11)	$0.29	$0.12

Weighted average shares outstanding of Class B ordinary shares, basic	17,250,000	17,250,000	17,250,000	17,075,967
Weighted average shares outstanding of Class B ordinary shares, diluted	17,250,000	17,250,000	17,250,000	17,250,000

Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.08	$(0.11)	$0.29	$0.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONTEM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Three and Six Months Ended June 30, 2022

				Total
	Class B Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit
Balance - December 31, 2021	17,250,000	1,725	(57,771,401)	(57,769,676)
Net income	-	-	18,627,466	18,627,466
Balance - March 31, 2022 (unaudited)	17,250,000	$1,725	$(39,143,935)	$(39,142,210)
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption			(956,000)	(956,000)
Net income	-	-	6,558,834	6,558,834
Balance - June 30, 2022 (unaudited)	17,250,000	$1,725	$(33,541,101)	$(33,539,376)

Three and Six Months Ended June 30, 2021

			Additional		Total
	Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	17,250,000	$1,725	$23,275	$(57,315)	$(32,315)
Excess of cash received over fair value of the private placement warrants	-	-	948,000	-	948,000
Accretion of Class A ordinary shares subject to redemption amount	-	-	(971,275)	(67,478,312)	(68,449,587)
Net income	-	-	-	19,133,296	19,133,296
Balance - March 31, 2021 (unaudited)	17,250,000	$1,725	$-	$(48,402,331)	$(48,400,606)
Net loss	-	-	-	(9,112,588)	(9,112,588)
Balance - June 30, 2021 (unaudited)	17,250,000	$1,725	$-	$(57,514,919)	$(57,513,194)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONTEM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June,
	2022	2021
Cash Flows from Operating Activities:
Net income	$25,186,300	$10,020,708
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(25,485,340)	(12,888,630)
Change in fair value of the forward purchase agreement	(421,780)	65,140
Change in fair value of working capital loans	(499,834)	-
Financing costs - derivative warrant liabilities	-	1,784,824
Income from investments held in Trust Account	(980,285)	(52,564)
Changes in operating assets and liabilities:
Prepaid expenses	166,205	(568,480)
Accounts payable	(2,352)	22,035
Accrued expenses	(66,379)	50,962
Due to related party	-	9,699
Deferred legal fees	1,042,025	261,132
Net cash used in operating activities	(1,061,440)	(1,295,174)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(690,000,000)
Net cash used in investing activities	-	(690,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	-	(226,948)
Proceeds received from initial public offering, gross	-	690,000,000
Proceeds received from private placement	-	15,800,000
Offering costs paid	-	(14,297,917)
Proceeds from working capital loan to related party	950,025	149,975
Net cash provided by financing activities	950,025	691,425,110

Net change in cash	(111,415)	129,936

Cash - beginning of the period	266,889	-
Cash - end of the period	$155,474	$129,936

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption value	$956,000	$-
Offering costs included in accrued offering costs	$-	$34,000
Offering costs included in deferred legal fees	$-	$45,479
Deferred legal fees	$-	$269,214
Deferred underwriting commissions	$-	$24,150,000

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from October 15, 2020 (inception) through June 30, 2022 relates to the Company’s formation, and since the closing of the initial public offering (the “Initial Public Offering”), the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on its investments held in the trust account (the “Trust Account”) from the proceeds of its Initial Public Offering.

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had approximately $155,000 in its operating bank account and working capital deficit of approximately $278,000, exclusive of the working capital note outstanding with a fair value of $1.0 million.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors have the ability and intent to provide the Company Working Capital Loans. On April 30, 2021, the Company entered into a Working Capital Loan Agreement with the Sponsor and HSM-Invest, pursuant to which the Company could borrow up to $1.2 million from the Sponsor and HSM-Invest for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination (the “Working Capital Promissory Note”). All unpaid principal under the Working Capital Promissory Note will be due and payable in full on the effective date of the Business Combination. On September 30, 2021, the Company entered into an amended and restated working capital loan agreement (the “Amended and Restated Agreement”) with its Sponsor and HSM-Invest, which increased the amount it may borrow to be up to $4.0 million. See Note 5 for a description of the Agreement, the Amended and Restated Agreement and the underlying Working Capital Loans. As of June 30, 2022 and December 31, 2021, the principal amount of approximately $1.6 million and $600,000, respectively, was borrowed and outstanding under the Working Capital Loans. The Working Capital Loans are presented at fair value on the accompanying condensed balance sheets and were approximately $1.0 million at June 30, 2022 and approximately $592,000 at December 31, 2021.

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

Notwithstanding, the Company is scheduled to liquidate on January 15, 2023. The Company must sign a letter of intent to acquire or combine with a viable business acquisition candidate as a condition of extending the liquidation date.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

PONTEM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Due to Related Party

Due to related party consist of amounts due from an entity affiliated with the Sponsor. As of June 30, 2022 and December 31, 2021, the Company had approximately $0 and $10,000, respectively, outstanding. It is recorded as accrued expense and presented on the unaudited condensed balance sheets.

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

PONTEM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 69,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjust the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	Three Months Ended June 30,
	2022		2021 (1)
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income (loss)- basic and diluted	$5,247,067	$1,311,767	$(7,290,070)	$(1,822,518)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	69,000,000	17,250,000	69,000,000	17,250,000

Basic and diluted net income (loss) per ordinary share	$0.08	$0.08	$(0.11)	$(0.11)

	Six Months Ended June 30,
	2022		2021 (1)
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income - basic	$20,149,040	$5,037,260	$7,901,368	$2,119,340
Allocation of net income - diluted	$20,149,040	$5,037,260	$7,884,373	$2,136,335

Denominator:
Basic weighted average ordinary shares outstanding	69,000,000	17,250,000	63,662,983	17,075,967
Effect of dilutive securities	-	-	-	174,033
Diluted weighted average ordinary shares outstanding	69,000,000	17,250,000	63,662,983	17,250,000

Basic net income per ordinary share	$0.29	$0.29	$0.12	$0.12
Diluted net income per ordinary share	$0.29	$0.29	$0.12	$0.12

(1)	As reported in the Company’s Form 10-Q for the Quarterly period ended September 30, 2021, the Company revised its earnings per share calculations from what was previously reported in its Quarterly Report on Form 10-Q for the Quarterly period ended June 30, 2021 to allocate income and losses shared pro rata between the two classes of shares. This revised presentation contemplates a Business Combination as the most likely outcome, in which case both classes of shares share pro rata in the income and losses of the Company.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is considering the impact of this pronouncement on the financial statements.

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

PONTEM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

PONTEM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In the three and six months ended June 30, 2022, the Company borrowed an additional $950,000 under the Working Capital Loans. As of June 30, 2022 and December 31, 2021, approximately $1.6 million and $600,000, respectively, in principal was drawn under the Working Capital Loans, presented at the estimated fair value of approximately $1.0 million, and $592,000, respectively, on the accompanying condensed balance sheets.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the management team. The Company incurred $30,000 in such fees included as general and administrative expenses to related party on the accompanying unaudited condensed statements of operations for the three months ended June 30, 2022 and 2021. The Company incurred $60,000 in such fees included as general and administrative expenses to related party on the accompanying unaudited condensed statements of operations for the six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, there was no balance due.

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

Consulting Agreement

On October 15, 2020, the Company entered into an agreement to obtain consulting services from an affiliate of its Chief Financial Officer, pursuant to which the Company agreed to pay such affiliate of its Chief Financial Officer $5,000 per month. Consulting expenses resulting from such agreement were included within general and administrative expenses to related party in the accompanying unaudited condensed statements of operations. During the three months ended June 30, 2022 and 2021, the Company incurred $15,000 in consulting expenses. During the six months ended June 30, 2022 and 2021, the Company incurred $30,000 in consulting expenses. As of June 30, 2022 and December 31, 2021, the Company has prepaid expenses of $5,000 in connection with such services on the accompanying unaudited condensed balance sheets.

PONTEM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

PONTEM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $350,000. The deferred fee will become payable in the event that the Company completes a Business Combination. As of June 30, 2022 and December 31, 2021, the Company has incurred approximately $3.8 million and $2.8 million in connection with such services, reflected as Deferred Legal Fees on the accompanying condensed balance sheets, respectively.

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

Note 7 - Derivative Warrant Liabilities

As of June 30, 2022 and December 31, 2021, the Company had 23,000,000 Public Warrants and 10,533,333 Private Warrants outstanding.

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

PONTEM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

PONTEM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 750,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 69,000,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets as of June 30, 2022 and December 31, 2021 are reconciled in the following table:

Gross proceeds from Initial Public Offering	$690,000,000
Less:
Proceeds allocated to public warrants	(31,280,000)
Class A ordinary shares issuance costs	(37,169,587)
Plus:
Accretion of carrying value to redemption value	68,449,587
Class A ordinary shares subject to possible redemption, December 31, 2021	$690,000,000
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	956,000
Class A ordinary shares subject to possible redemption, June 30, 2022	$690,956,000

PONTEM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

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

Note 10 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value. There were no financial assets or liabilities measured at fair value as of June 30, 2022 and December 31, 2020.

	Fair Value Measured as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account – money market funds	$691,056,309	$-	$-	$691,056,309
Derivative assets – Forward Purchase Agreement	$-	$-	$19,920	$19,920
Liabilities:
Derivative liabilities:
Derivative liabilities – Public Warrants	$2,990,000	$-	$-	$2,990,000
Derivative liabilities – Private Placement Warrants	$-	$1,369,330	$-	$1,369,330
Total derivative liabilities:	$2,990,000	$1,369,330	$19,920	$4,359,330
Working Capital Loans – related party	$-	$-	$1,042,579	$1,042,579

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account – money market funds	$690,076,023	$-	$-	$690,076,023
Liabilities:
Derivative liabilities:
Derivative liabilities – Public Warrants	$20,470,000	$-	$-	$20,470,000
Derivative liabilities – Private Placement Warrants	$-	$9,374,670	$-	$9,374,670
Derivative liabilities – Forward Purchase Agreement	$-	$-	$401,860	$401,860
Total derivative liabilities:	$20,470,000	$9,374,670	$401,860	$30,246,530
Working Capital Loans – related party	$-	$-	$592,388	$592,388

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the six months ended June 30, 2022. The estimated fair value of the Public Warrants transferred from an initial Level 3 measurement to a Level 1 fair value measurement as the Public Warrants were separately listed and traded in March 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in July 2021, as the Company determined the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants.

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

PONTEM CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs for Forward Purchase Agreement as their measurement dates:

	As of June 30, 2022	As of December 31, 2021
Forward Purchase Agreement:
Expected term	0.50	0.50
Risk-free interest rate	2.48%	0.06%

The change in the fair value of the derivative assets and liabilities, measured utilizing Level 3 measurements for the period for the six months ended June 30, 2022, is summarized as follows:

Derivative liabilities at December 31, 2021 - Level 3 measurement	$401,860
Change in fair value of forward purchase agreement - Level 3 measurement	(401,860)
Derivative liabilities at June 30, 2022 - Level 3 measurement	$-

Derivative assets at December 31, 2021 - Level 3 measurement	$-
Change in fair value of forward purchase agreement - Level 3 measurement	19,920
Derivative assets at June 30, 2022 - Level 3 measurement	$19,920

Working Capital Loan - Related Party

The estimated fair value of the Working Capital Loan - Related Party was estimated utilizing a Black-Scholes model with Level 3 inputs.

The following table provides quantitative information regarding the inputs for the fair value measurement of the Working Capital Loan - Related Party as of their measurement dates:

Working capital loan	As of June 30, 2022	As of December 31, 2021
Exercise price	$1.50	$1.50
Volatility	44.50%	68.20%
Expected term	0.50	0.50
Risk-free interest rate	2.48%	0.19%
Probability of Business Combination	70.00%	100.00%

The change in the fair value of the Working Capital Loan - Related Party, measured utilizing Level 3 measurements for the period for the six months ended June 30, 2022, is summarized as follows:

Working capital loan – related party at December 31, 2021 - Level 3 measurement	$592,388
Proceeds from working capital loan to related party	950,025
Change in fair value of working capital loan - Level 3 measurement	(499,834)
Working capital loan – related party at June 30, 2022 - Level 3 measurement	$1,042,579

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

Results of Operations

Our entire activity since inception up June 30, 2022, was in preparation for our formation and the Initial Public Offering and after the IPO, searching for a target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2022, we had net income of approximately $6.6 million, which consisted of change in fair value of derivative liabilities of approximately $6.7 million, investment income on the Trust Account of approximately $915,000, and change in fair value of Working Capital Loans of approximately $485,000 partially offset by general and administrative expenses of approximately $1.2 million and general and administrative expenses to related party of approximately $45,000, and change in fair value of the Forward Purchase Agreement of approximately $313,000.

For the three months ended June 30, 2021, we had net loss of approximately $9.1 million, which consisted of general and administrative expenses of approximately $618,000, general and administrative expenses to related party of $45,000, change in fair value of derivative liabilities of approximately $8.0 million, and change in fair value of the forward purchase agreement of approximately $487,000, partially offset by investment income on the Trust Account of approximately $25,000.

For the six months ended June 30, 2022, we had net income of approximately $25.2 million, which consisted of a change in fair value of derivative liabilities of approximately $25.5 million, investment income on the Trust Account of approximately $980,000, a change in the fair value of the Forward Purchase Agreement of approximately $422,000, and a change in fair value of Working Capital Loans of approximately $500,000 partially offset by general and administrative expenses of approximately $2.1 million and general and administrative expenses to related party of approximately $90,000.

For the six months ended June 30, 2021, we had net income of approximately $10.0 million, which consisted of change in fair value of derivative liabilities of approximately $12.9 million and investment income on the Trust Account of approximately $53,000, partially offset by general and administrative expenses of approximately $981,000, general and administrative expenses to related party of $90,000, change in fair value of the forward purchase agreement of approximately $65,000 and financing costs to derivative warrant liabilities of approximately $1.8 million.

Liquidity and Capital Resources

As of June 30, 2022, we had approximately $155,000 in our operating bank account and a working capital deficit of approximately $278,000 excluding working capital loans from related party.

Prior to the Initial Public Offering, our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover certain expenses in exchange for our issuance of the Founder Shares, a loan of up to approximately $300,000 from our Sponsor pursuant to a promissory note, of which approximately $227,000 was outstanding just prior to repayment. We repaid the promissory note in full on January 18, 2021. Subsequent to the Initial Public Offering, the Company’s liquidity needs have been satisfied with the proceeds of $2.0 million from the consummation of the Private Placement not held in the Trust Account, as well as the proceeds from the Working Capital Loans. In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors have the ability and intent to provide us Working Capital Loans. As of June 30, 2022 and December 31, 2021, approximately $1.6 million and $600,000, respectively, in principal was borrowed and outstanding under the Working Capital Loans. The Working Capital Loans are presented at fair value on the accompanying condensed balance sheets and were approximately $1.0 million at June 30, 2022 and approximately $592,000 at December 31, 2021.

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

Notwithstanding, we are scheduled to liquidate on January 15, 2023. We must sign a letter of intent to acquire or combine with a viable business acquisition candidate as a condition of extending the liquidation date.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, members of our founding team or any of our affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

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

In the three and six months ended June 30, 2022, the Company borrowed an additional $950,000 under the Working Capital Loans. As of June 30, 2022 and December 31, 2021, approximately $1.6 million and $600,000, respectively, in principal was drawn under the Working Capital Loans, presented at the estimated fair value of approximately $1.0 million, and $592,000, respectively, on the accompanying condensed balance sheets.

Administrative Services Agreement

Commencing on the date that our securities were first listed on NYSE through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the management team. The Company incurred $30,000 in such fees included as general and administrative expenses to related party on the accompanying unaudited condensed statements of operations for the three months ended June 30, 2022 and 2021. The Company incurred $60,000 in such fees included as general and administrative expenses to related party on the accompanying unaudited condensed statements of operations for the six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, there was no balance due.

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

Consulting Agreement

On October 15, 2020, we entered into an agreement to obtain consulting services from an affiliate of our Chief Financial Officer, pursuant to which we agreed to pay such affiliate of our Chief Financial Officer $5,000 per month. Consulting expenses resulting from such agreement were included within general and administrative expenses in the accompanying statements of operations. During the three months ended June 30, 2022 and 2021, the Company incurred $15,000 in consulting expenses. During the six months ended June 30, 2022 and 2021, the Company incurred $30,000 in consulting expenses. As of June 30, 2022 and December 31, 2021, the Company has prepaid expenses of $5,000 in connection with such services on the accompanying unaudited condensed balance sheets.

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

Deferred Legal Fees

We engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $350,000. The deferred fee will become payable in the event that we complete a Business Combination. As of June 30, 2022 and December 31, 2021, we had Deferred Legal Fees of approximately $3.8 million and $2.8 million in connection with such services on the accompanying unaudited condensed balance sheet, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 25, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.

We believe that our critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used to estimate different from any of these, our condensed financial statements could have been materially different from those presented. There were no changes in our critical accounting policies and estimates during the six months ended June 30, 2022 from those set forth in “Critical Accounting Policies” in our December 31, 2021 Annual Report on Form 10-K filed with the SEC on March 25, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Our management evaluated, with the participation of our current chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Dated: August 12, 2022	PONTEM CORPORATION

	By:	/s/ Hubertus Muehlhaeuser
	Name:	Hubertus Muehlhaeuser
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2022	By:	/s/ Nina Murphy
	Name:	Nina Murphy
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)