Form 10-Q
period 2022-09-30
Pontem Corp
filed 2022-11-10
CIK 1830392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, 69,000,000 Class A ordinary shares, par value $0.0001 per share, and 17,250,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

PONTEM CORPORATION

Form 10-Q

For the Quarter ended September 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

PONTEM CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)

Assets
Current assets:
Cash	$29,459	$266,889
Prepaid expenses	180,006	497,110
Total current assets	209,465	763,999
Investments held in Trust Account	694,191,858	690,076,023
Total Assets	$694,401,323	$690,840,022

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$4,371	$27,142
Accrued expenses	797,000	806,178
Working capital loan - related party	604,014	592,388
Total current liabilities	1,405,385	1,425,708
Deferred legal fees	3,876,557	2,787,460
Deferred underwriting commissions	24,150,000	24,150,000
Derivative liabilities	2,076,690	30,246,530
Total Liabilities	31,508,632	58,609,698

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 69,000,000 shares issued and outstanding, at $10.06 and $10.00 per share at September 30, 2022 and December 31, 2021, respectively	694,092,000	690,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 750,000,000 shares authorized, no non-redeemable shares issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 17,250,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	1,725	1,725
Accumulated deficit	(31,201,034)	(57,771,401)
Total shareholders’ deficit	(31,199,309)	(57,769,676)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$694,401,323	$690,840,022

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONTEM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$315,767	$3,088,929	$2,426,706	$4,069,451
General and administrative expenses - related party	45,000	45,000	135,000	135,000
Loss from operations	(360,767)	(3,133,929)	(2,561,706)	(4,204,451)
Other income (expense)
Change in fair value of derivative warrant liabilities	2,347,330	9,099,370	27,832,670	21,988,000
Change in fair value of the forward purchase agreement	(84,610)	285,600	337,170	220,460
Change in fair value of working capital loans	438,565	-	938,399	-
Financing costs - derivative warrant liabilities	-	-	-	(1,784,824)
Investment income on Trust Account	3,135,549	8,880	4,115,834	61,444
Net income	$5,476,067	$6,259,921	$30,662,367	$16,280,629

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	69,000,000	69,000,000	69,000,000	69,000,000

Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.07	$0.36	$0.19

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	17,250,000	17,250,000	17,250,000	17,134,615

Basic and diluted net income per ordinary share, Class B ordinary shares	$0.06	$0.07	$0.36	$0.19

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONTEM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Three and Nine Months Ended September 30, 2022

				Total
	Class B Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Deficit	Deficit
Balance - December 31, 2021	17,250,000	1,725	(57,771,401)	(57,769,676)
Net income	-	-	18,627,466	18,627,466
Balance - March 31, 2022 (unaudited)	17,250,000	$1,725	$(39,143,935)	$(39,142,210)
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption			(956,000)	(956,000)
Net income	-	-	6,558,834	6,558,834
Balance - June 30, 2022 (unaudited)	17,250,000	$1,725	$(33,541,101)	$(33,539,376)
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption			(3,136,000)	(3,136,000)
Net income	-	-	5,476,067	5,476,067
Balance - September 30, 2022 (unaudited)	17,250,000	$1,725	$(31,201,034)	$(31,199,309)

Three and Nine Months Ended September 30, 2021

			Additional		Total
	Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	17,250,000	$1,725	$23,275	$(57,315)	$(32,315)
Excess of cash received over fair value of the private placement warrants	-	-	948,000	-	948,000
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	-	-	(971,275)	(67,478,312)	(68,449,587)
Net income	-	-	-	19,133,296	19,133,296
Balance - March 31, 2021 (unaudited)	17,250,000	$1,725	$-	$(48,402,331)	$(48,400,606)
Net loss	-	-	-	(9,112,588)	(9,112,588)
Balance - June 30, 2021 (unaudited)	17,250,000	$1,725	$-	$(57,514,919)	$(57,513,194)
Net income	-	-	-	6,259,921	6,259,921
Balance - September 30, 2021 (unaudited)	17,250,000	$1,725	$-	$(51,254,998)	$(51,253,273)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONTEM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$30,662,367	$16,280,629
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(27,832,670)	(21,988,000)
Change in fair value of the forward purchase agreement	(337,170)	(220,460)
Change in fair value of working capital loans	(938,399)	-
Financing costs - derivative warrant liabilities	-	1,784,824
Income from investments held in Trust Account	(4,115,834)	(61,444)
Changes in operating assets and liabilities:
Prepaid expenses	317,104	(298,221)
Accounts payable	(22,771)	1,732
Accrued expenses	(9,178)	612,356
Due to related party	-	35,756
Deferred legal fees	1,089,097	2,397,227
Net cash used in operating activities	(1,187,454)	(1,455,601)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(690,000,000)
Net cash used in investing activities	-	(690,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	-	(226,948)
Proceeds received from initial public offering, gross	-	690,000,000
Proceeds received from private placement	-	15,800,000
Offering costs paid	-	(14,331,917)
Proceeds from working capital loan to related party	950,025	299,975
Net cash provided by financing activities	950,025	691,541,110

Net change in cash	(237,429)	85,509

Cash - beginning of the period	266,889	-
Cash - end of the period	$29,460	$85,509

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption value	$4,092,000	$67,478,312
Offering costs included in deferred legal fees	$-	$45,479
Deferred legal fees	$-	$269,214
Deferred underwriting commissions	$-	$24,150,000

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from October 15, 2020 (inception) through September 30, 2022 relates to the Company’s formation, and since the closing of the initial public offering (the “Initial Public Offering”), the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on its investments held in the trust account (the “Trust Account”) from the proceeds of its Initial Public Offering.

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

Liquidity and Capital Resources

As of September 30, 2022, the Company had approximately $29,000 in its operating bank account and working capital deficit of approximately $592,000, excluding the balance of the working capital note outstanding with a fair value of approximately $604,000.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors have the ability and intent to provide the Company Working Capital Loans. On April 30, 2021, the Company entered into a Working Capital Loan Agreement with the Sponsor and HSM-Invest, pursuant to which the Company could borrow up to $1.2 million from the Sponsor and HSM-Invest for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination (the “Working Capital Promissory Note”). All unpaid principal under the Working Capital Promissory Note will be due and payable in full on the effective date of the Business Combination. On September 30, 2021, the Company entered into an amended and restated working capital loan agreement (the “Amended and Restated Agreement”) with its Sponsor and HSM-Invest, which increased the amount it may borrow to be up to $4.0 million. See Note 5 for a description of the Agreement, the Amended and Restated Agreement and the underlying Working Capital Loans. As of September 30, 2022 and December 31, 2021, the principal amount of approximately $1.6 million and $600,000, respectively, was borrowed and outstanding under the Working Capital Loans. The Working Capital Loans are presented at fair value on the accompanying condensed balance sheets and were approximately $604,000 at September 30, 2022 and approximately $592,000 at December 31, 2021.

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

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

Due to Related Party

Due to related party consist of amounts due from an entity affiliated with the Sponsor. As of September 30, 2022 and December 31, 2021, the Company had approximately $0 and $10,000, respectively, outstanding. It is recorded as accrued expense and presented on the unaudited condensed balance sheets.

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

PONTEM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. As a result, the fair value of the Private Placement Warrants is based on the observable listed prices for the Public Warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

PONTEM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Working Capital Loan - Related Party

The Company has elected the fair value option to account for its Working Capital Loan - related party with its Sponsor as defined and more fully described in Note 5. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of its Working Capital Loan - related party on the condensed statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 69,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income- basic and diluted	$4,380,853	$1,095,214	$5,007,937	$1,251,984

Denominator:
Basic and diluted weighted average ordinary shares outstanding	69,000,000	17,250,000	69,000,000	17,250,000

Basic and diluted net income per ordinary share	$0.06	$0.06	$0.07	$0.07

	Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income- basic and diluted	$24,529,894	$6,132,473	$13,041,951	$3,238,678

Denominator:
Basic and diluted weighted average ordinary shares outstanding	69,000,000	17,250,000	69,000,000	17,134,615

Basic and diluted net income per ordinary share	$0.36	$0.36	$0.19	$0.19

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is considering the impact of this pronouncement on the financial statements.

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

PONTEM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In the nine months ended September 30, 2022, the Company borrowed an additional approximately $950,000 under the Working Capital Loans. As of September 30, 2022 and December 31, 2021, approximately $1.6 million and $600,000 in principal balance, respectively, was drawn under the Working Capital Loans, presented at the estimated fair value of approximately $604,000 and $592,000, respectively, on the accompanying condensed balance sheets.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the management team. The Company incurred $30,000 in such fees included as general and administrative expenses to related party on the accompanying unaudited condensed statements of operations for the three months ended September 30, 2022 and 2021. The Company incurred $90,000 in such fees included as general and administrative expenses to related party on the accompanying unaudited condensed statements of operations for the nine months ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, there was no balance due.

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

Consulting Agreement

On October 15, 2020, the Company entered into an agreement to obtain consulting services from an affiliate of its Chief Financial Officer, pursuant to which the Company agreed to pay such affiliate of its Chief Financial Officer $5,000 per month. Consulting expenses resulting from such agreement were included within general and administrative expenses to related party in the accompanying unaudited condensed statements of operations. During the three months ended September 30, 2022 and 2021, the Company incurred $15,000 in consulting expenses. During the nine months ended September 30, 2022 and 2021, the Company incurred $45,000 in consulting expenses. As of September 30, 2022 and December 31, 2021, the Company has prepaid expenses of $5,000 in connection with such services on the accompanying unaudited condensed balance sheets.

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

PONTEM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $350,000. The deferred fee will become payable in the event that the Company completes a Business Combination. As of September 30, 2022 and December 31, 2021, the Company has incurred approximately $3.9 million and $2.8 million in connection with such services, reflected as Deferred Legal Fees on the accompanying condensed balance sheets, respectively.

Note 7 - Derivative Warrant Liabilities

As of September 30, 2022 and December 31, 2021, the Company had 23,000,000 Public Warrants and 10,533,333 Private Warrants outstanding.

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

PONTEM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

PONTEM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 750,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 69,000,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets as of September 30, 2022 and December 31, 2021 are reconciled in the following table:

Gross proceeds from Initial Public Offering	$690,000,000
Less:
Proceeds allocated to public warrants	(31,280,000)
Class A ordinary shares issuance costs	(37,169,587)
Plus:
Accretion of carrying value to redemption value	68,449,587
Class A ordinary shares subject to possible redemption, December 31, 2021	$690,000,000
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	-
Class A ordinary shares subject to possible redemption, March 31, 2022	$690,000,000
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	956,000
Class A ordinary shares subject to possible redemption, June 30, 2022	$690,956,000
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	3,136,000
Class A ordinary shares subject to possible redemption, September 30, 2022	$694,092,000

Note 9 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

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

PONTEM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 10 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value. There were no financial assets or liabilities measured at fair value as of September 30, 2022 and December 31, 2020.

	Fair Value Measured as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - money market funds	$694,191,857	$-	$-	$694,191,857
Liabilities:
Derivative liabilities:
Derivative liabilities - Public Warrants	$1,380,000	$-	$-	$1,380,000
Derivative liabilities - Private Placement Warrants	$-	$632,000	$-	$632,000
Derivative liabilities - forward purchase agreement	$-	$-	$64,690	$64,690
Total derivative liabilities:	$1,380,000	$632,000	$64,690	$2,076,690
Working capital loan - related party	$-	$-	$604,014	$604,014

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - money market funds	$690,076,023	$-	$-	$690,076,023
Liabilities:
Derivative liabilities:
Derivative liabilities - Public Warrants	$20,470,000	$-	$-	$20,470,000
Derivative liabilities - Private Placement Warrants	$-	$9,374,670	$-	$9,374,670
Derivative liabilities - Forward Purchase Agreement	$-	$-	$401,860	$401,860
Total derivative liabilities:	$20,470,000	$9,374,670	$401,860	$30,246,530
Working Capital Loans - related party	$-	$-	$592,388	$592,388

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2022. The estimated fair value of the Public Warrants transferred from an initial Level 3 measurement to a Level 1 fair value measurement as the Public Warrants were separately listed and traded in March 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in July 2021, as the Company determined the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants.

Level 1 assets include investments in money market funds that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

PONTEM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 3 Valuations

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs for Forward Purchase Agreement as their measurement dates:

	As of September 30, 2022	As of December 31, 2021
Forward Purchase Agreement:
Expected term	0.25	0.50
Risk-free interest rate	3.28%	0.06%

The change in the fair value of the derivative assets and liabilities, measured utilizing Level 3 measurements for the period for the nine months ended September 30, 2022, is summarized as follows:

Derivative liabilities at December 31, 2021 - Level 3 measurement	$401,860
Change in fair value of forward purchase agreement - Level 3 measurement	(401,860)
Derivative liabilities at March 31, 2022 - Level 3 measurement	$-
Change in fair value of forward purchase agreement - Level 3 measurement	-
Derivative liabilities at June 30, 2022 - Level 3 measurement	$-
Change in fair value of forward purchase agreement - Level 3 measurement	64,690
Derivative liabilities at September 30, 2022 - Level 3 measurement	$64,690

Derivative assets at December 31, 2021 - Level 3 measurement	$-
Change in fair value of forward purchase agreement - Level 3 measurement	332,630
Derivative assets at March 31, 2022 - Level 3 measurement	$332,630
Change in fair value of forward purchase agreement - Level 3 measurement	(312,710)
Derivative assets at June 30, 2022 - Level 3 measurement	$19,920
Change in fair value of forward purchase agreement - Level 3 measurement	(19,920)
Derivative assets at September 30, 2022 - Level 3 measurement	$-

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

PONTEM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding the inputs for the fair value measurement of the Working Capital Loan - Related Party as of their measurement dates:

Working capital loan	As of September 30, 2022	As of December 31, 2021
Exercise price	$1.50	$1.50
Volatility	16.60%	68.20%
Expected term	0.25	0.50
Risk-free interest rate	3.28%	0.19%
Probability of Business Combination	40.00%	100.00%

The change in the fair value of the Working Capital Loan - Related Party, measured utilizing Level 3 measurements for the period for the nine months ended September 30, 2022, is summarized as follows:

Working capital loan – related party at December 31, 2021 - Level 3 measurement	$592,388
Change in fair value of working capital loan - Level 3 measurement	(15,169)
Working capital loan – related party at March 31, 2022 - Level 3 measurement	$577,220
Proceeds from working capital loan to related party	950,025
Change in fair value of working capital loan - Level 3 measurement	(484,666)
Working capital loan – related party at June 30, 2022 - Level 3 measurement	$1,042,579
Change in fair value of working capital loan - Level 3 measurement	(438,565)
Working capital loan – related party at September 30, 2022 - Level 3 measurement	$604,014

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 14, 2022, the Company borrowed an additional $300,000 under the Amended and Restated Working Capital Promissory Note.

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

Results of Operations

Our entire activity since inception up September 30, 2022, was in preparation for our formation and the Initial Public Offering and after the IPO, searching for a target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had net income of approximately $5.5 million, which consisted of change in fair value of derivative liabilities of approximately $2.3 million, investment income on the Trust Account of approximately $3.1 million, and change in fair value of Working Capital Loans of approximately $439,000, partially offset by general and administrative expenses of approximately $316,000 and general and administrative expenses to related party of approximately $45,000, and change in fair value of the Forward Purchase Agreement of approximately $85,000.

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

For the nine months ended September 30, 2022, we had net income of approximately $30.7 million, which consisted of a change in fair value of derivative liabilities of approximately $27.8 million, investment income on the Trust Account of approximately $4.1 million, a change in the fair value of the Forward Purchase Agreement of approximately $337,000, and a change in fair value of Working Capital Loans of approximately $938,000, partially offset by general and administrative expenses of approximately $2.4 million and general and administrative expenses to related party of approximately $135,000.

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

Liquidity and Capital Resources

As of September 30, 2022, we had approximately $29,000 in our operating bank account and a working capital deficit of approximately $592,000 excluding working capital loans from related party.

Prior to the Initial Public Offering, our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover certain expenses in exchange for our issuance of the Founder Shares, a loan of up to approximately $300,000 from our Sponsor pursuant to a promissory note, of which approximately $227,000 was outstanding just prior to repayment. We repaid the promissory note in full on January 18, 2021. Subsequent to the Initial Public Offering, the Company’s liquidity needs have been satisfied with the proceeds of $2.0 million from the consummation of the Private Placement not held in the Trust Account, as well as the proceeds from the Working Capital Loans. In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors have the ability and intent to provide us Working Capital Loans. As of September 30, 2022 and December 31, 2021, approximately $1.6 million and $600,000 in principal balance, respectively, was borrowed and outstanding under these Working Capital Loans.

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

On September 30, 2021, we entered into the Amended and Restated Agreement with our Sponsor and HSM-Invest, pursuant to increase the amount we may borrow up to $4.0 million in the aggregate from the Sponsor and HSM-Invest for ongoing expenses reasonably related to the business of us and the consummation of any business combination by us. Pursuant to the Amended and Restated Agreement, we issued an amended and restated promissory note for the principal amount of $2.0 million to each of the Sponsor and HSM-Invest, respectively. The amended and restated promissory note does not bear any interest. All unpaid principal under the amended and restated promissory note will be due and payable in full on the Maturity Date. Pursuant to the terms of the Amended and Restated Agreement, we are not required to repay the amended and restated promissory note if it fails to complete the Business Combination. The Sponsor and HSM-Invest will have the option, at any time on or prior to the Maturity Date, to convert up to $1.5 million under the amended and restated promissory note into warrants to purchase our Class A ordinary shares, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with our Initial Public Offering.

In the nine months ended September 30, 2022, the Company borrowed an additional $950,000 under the Working Capital Loans. As of September 30, 2022 and December 31, 2021, approximately $1.6 million and $600,000 in principal balance, respectively, was drawn under the Working Capital Loans, presented at the estimated fair value of approximately $604,000 and $592,000, respectively, on the accompanying condensed balance sheets. On October 14, 2022, the Company borrowed an additional $300,000 under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that our securities were first listed on NYSE through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the management team. The Company incurred $30,000 in such fees included as general and administrative expenses to related party on the accompanying unaudited condensed statements of operations for the three months ended September 30, 2022 and 2021. The Company incurred $90,000 in such fees included as general and administrative expenses to related party on the accompanying unaudited condensed statements of operations for the nine months ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, there was no balance due.

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

Consulting Agreement

On October 15, 2020, we entered into an agreement to obtain consulting services from an affiliate of our Chief Financial Officer, pursuant to which we agreed to pay such affiliate of our Chief Financial Officer $5,000 per month. Consulting expenses resulting from such agreement were included within general and administrative expenses in the accompanying statements of operations. During the three months ended September 30, 2022 and 2021, we incurred $15,000 in consulting expenses. During the nine months ended September 30, 2022 and 2021, we incurred $45,000 in consulting expenses. As of September 30, 2022 and December 31, 2021, we have prepaid expenses of $5,000 in connection with such services on the accompanying unaudited condensed balance sheets.

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

Deferred Legal Fees

We engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $350,000. The deferred fee will become payable in the event that we complete a Business Combination. As of September 30, 2022 and December 31, 2021, we had Deferred Legal Fees of approximately $3.9 million and $2.8 million in connection with such services on the accompanying unaudited condensed balance sheet, respectively.

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

We believe that our critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used to estimate different from any of these, our condensed financial statements could have been materially different from those presented. There were no changes in our critical accounting policies and estimates during the nine months ended September 30, 2022 from those set forth in “Critical Accounting Policies” in our December 31, 2021 Annual Report on Form 10-K filed with the SEC on March 25, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Our management evaluated, with the participation of our current chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 10, 2022	PONTEM CORPORATION

	By:	/s/ Hubertus Muehlhaeuser
	Name:	Hubertus Muehlhaeuser
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2022	By:	/s/ Nina Murphy
	Name:	Nina Murphy
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)