Form 10-K
period 2022-12-31
Pontem Corp
filed 2023-04-03
CIK 1830392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Pontem Corporation
(Exact name of registrant as specified in its charter)

Cayman Islands	001-39882	98-1562955
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

2170 Buckthorne Place, Suite 320 The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 457-9077

1140 Avenue of the Americas, 9th Floor

New York, New York 10036

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on June 30, 2022, as reported on the NYSE, was $679,650,000 (based on the closing sales price of the Class A ordinary shares on June 30, 2022 of $9.85).

As of March 31, 2023, 24,989,662 Class A ordinary shares, par value $0.0001, and 17,250,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K for the year ended December 31, 2022 (this “Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

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

●	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team is not indicative of future performance of an investment in us.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	In evaluating a prospective target business for our initial business combination, our management will rely on the availability of all of the funds from the sale of the forward purchase securities to be used as part of the consideration to the sellers. If the sale of the forward purchase securities does not close, we may lack sufficient funds to consummate our initial business combination.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets, as well as protectionist legislation in our target markets.

●	Our letter agreement with our Sponsor, officers, directors, and advisory board members may be amended without shareholder approval.

●	We may not be able to complete our initial business combination by July 15, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

●	If we seek shareholder approval of our initial business combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment you may be forced to sell your public shares or warrants, potentially at a loss.

●	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until at least July 15, 2023, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our Sponsor or management team to fund our search for a business combination, to pay our taxes, including franchise and income taxes, and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

●	Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

●	Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

●	We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

●	If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

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

Mr. Muehlhaeuser received a Master’s degree in Business Administration from the EBS University for Business and Law.

Ms. Nina Murphy

Ms. Murphy is our Chief Financial Officer. She is currently the Chief Operating Officer of QVIDTVM where she is responsible for all financial management, legal, operations, and administration and tax activities. Prior to QVIDTVM, Ms. Murphy was an Executive Director at MSIM on the Private Credit and Equity platform. She has over 25 years of financial, operational and product development experience having helped launch and manage several hedge funds and alternative investment products. Ms. Murphy’s experience includes chief financial and operating officer positions at KEC ventures (early stage venture fund) and AT Global Capital (global macro hedge fund). Ms. Murphy also ran Investor Services for Christofferson, Robb and Company, a $4.5 billion hedge fund specializing in European structured credit. Previous alternative investment experiences include roles at Tribeca Capital Management (Citibank’s internal multi-strategy hedge fund) and Deutsche Bank’s prime brokerage group.

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

Mr. James Gentilcore

Mr. Gentilcore is a member of our board of directors. Mr. Gentilcore’s 40-year career includes successful accomplishments in several markets, including technology, industrials and chemicals. Mr. Gentilcore retired in 2018 as Chairman and Chief Executive Officer of PQ Corporation (NYSE: PQG), after leading its successful initial public offering in 2017. He has served as the chief executive officer of two other public companies, and on the board of directors of six public companies, including his current service on the board of Entegris Inc. (Nasdaq: ENTG). Mr. Gentilcore has also worked with private equity investors for over ten years, as both a portfolio chief executive officer and an executive advisor. In addition to his public and private board assignments, Mr. Gentilcore has served on the boards of various industry associations, most recently the American Chemistry Council. Mr. Gentilcore has a BS in Engineering from Drexel University and an MBA from Lehigh University.

Mr. Robert Bohn

Mr. Bohn is a member of our board of directors. Mr. Bohn is currently serving on the board of directors of The Manitowoc Company, Inc. (NYSE: MTW) and Carlisle Companies Inc. (NYSE: CSL). Mr. Bohn served as Chairman of the Board of Directors of Oshkosh Corporation (NYSE: OSK) for 10 years and Chief Executive Officer of Oshkosh Corporation for 13 years. Under Mr. Bohn’s leadership, Oshkosh Corporation significantly expanded its product portfolio and built leading positions in multiple markets. Prior to joining Oshkosh, Mr. Bohn served in various executive positions with Johnson Controls, Inc., and was a previous board member of Graco Inc. (NYSE: GGG), Parker-Hannifin Corporation (NYSE: PH) and Menasha Corporation. Mr. Bohn received an undergraduate degree from Ball State University.

Mr. Peter Grosch

Mr. Grosch is a member of our board of directors. Mr. Grosch has over 35 years general management experience in numerous senior roles in the engineering, automotive and aerospace sector. He was until recently Chairman at Innio GmbH and a senior advisor to several private equity firms. Mr. Grosch was previously chairman of Kinolt S.A. and Deputy Chairman of SLM Solution AG, CEO and President of Diehl Aerospace and Defence Systems, Executive Vice President of DaimlerChrysler Off-Highway, served on the board of 3i plc as a non-executive director and Managing Director and Board Member of MTU Friedrichshafen and Executive Chairman of MWM GmbH.

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

Financial Position  and Recent Developments

As of December 31, 2022, we had funds available for a business combination in the amount of approximately $671,743,000 after payment of $24,150,000 of deferred underwriting fees, and approximately $2,787,000 for deferred legal fees.

On January 13, 2023, we held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”) to vote on the Extension Amendment Proposal, the Trust Amendment Proposal, and an adjournment proposal, each as described in the definitive proxy statement of our Company relating to the Extraordinary General Meeting, which was filed with the Securities and Exchange Commission on December 16, 2022. At the Extraordinary General Meeting, our shareholders approved a proposal (the “Trust Amendment Proposal”) to amend our Company’s investment management trust agreement, dated as of January 12, 2021 (the “IMTA”), by and between us and Continental Stock Transfer & Trust Company (“CST”), to extend the date by which we have to consummate a business combination from January 15, 2023 to July 15, 2023 or such earlier date as is determined by our board of directors (the “Board”) to be in the best interests of the Company (the “Extension”). Following such approval by our shareholders, our Company and CST entered into the Amendment No. 1 to the IMTA on January 13, 2023 (the “IMTA Amendment”).

In connection with the vote to approve the Extension Amendment Proposal and the Trust Amendment Proposal, the holders of 43,652,840 Class A ordinary shares of our Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.16 per share, for an aggregate redemption amount of approximately $443,355,210. As of January 13, 2023, after redemptions, approximately $257,435,609 remained in the Trust Account, exclusive of any initial Contribution to be made to the Trust Account.

As of January 13, 2023, we instructed Continental Stock Transfer & Trust Company to cease holding securities in the Trust Account, to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of consummation of a Business Combination and liquidation of the Company. Accordingly, the Trust Account has ceased to be invested or otherwise to earn more than minimal interest, if any. This means that the amount available for redemption will not meaningfully increase in the future, if at all.

In connection with our shareholders’ approval of the Extension, Pontem LLC, our Sponsor, and HSM-Invest have notified us of their intention to effect a monthly deposit into the Trust Account of $833,333 (up to $5.0 million for six months) as loans to our Company (each, a “Contribution”) on or prior to the 15th of each month during the Extension, unless the Board otherwise determines to liquidate our Company earlier. The initial Contribution was made on January 13, 2023.

On January 13, 2023, we issued unsecured promissory notes (the “Notes”) each in the principal amount of up to $2.5 million to our Sponsor and HSM-Invest. The Notes are repayable in full upon the date of the initial Business Combination. If we do not complete an initial Business Combination, the Notes will not be repaid, and all amounts owed under them will be forgiven except to the extent that we have funds available outside of its Trust Account. The Notes are subject to customary events of default, including cross-default of each Note, the occurrence of which automatically triggers the unpaid principal balance of the Notes and all other sums payable with regard to the Notes becoming immediately due and payable. The Notes were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

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

We have entered into a non-binding letter of intent that sets forth the preliminary terms and conditions of a potential business combination with an established target company (the “Target”). The initial exclusivity period contemplated by the non-binding letter of intent expired and the parties are no longer actively engaged in discussions regarding the potential initial business combination. While we may pursue an initial business combination with the Target, we may also pursue a target in any industry. We intend to focus our search on global and regional industrial technology businesses. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

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

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules), as described above under the heading “- Shareholders May Not Have the Ability to Approve Our Initial Business Combination.” Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with NYSE’s shareholder approval rules.

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

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of the holders of the majority of the shares who attend and vote at a general meeting of the company. A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our Sponsor, officers, directors and advisory board members, in their capacity as members of the company, will count toward this quorum, and, pursuant to the letter agreement, they have agreed to vote their founder shares, private placement shares and any public shares purchased during or after the initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares, we would need 25,591,316, or 37.5% (assuming all outstanding shares are voted), or 4,265,220 or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 68,243,509 public shares sold in the initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. These quorum and voting thresholds, and the voting agreement of our Sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target by July 15, 2023.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have until July 15, 2023, or such earlier date as is determined by the board to be in the best interest of the Company, to complete our initial business combination. If we are unable to complete our initial business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

Our Sponsor, officers, directors and advisory board members have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by July 15, 2023. However, if our Sponsor, management team or advisory board members acquire public shares in or after the initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our Sponsor, officers, directors and advisory board members have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by July 15, 2023 or such earlier date as is determined by our Board to be in the best interest of the Company or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by July 15, 2023 or such earlier date as is determined by the Board to be in the best interests of the company; (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within by July 15, 2023 or such earlier date as is determined by the Board to be in the best interests of the company or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Facilities

We currently utilize office space at 2170 Buckthorne Place, Suite 320, The Woodlands, Texas, 77380 from an affiliate of our Sponsor as our executive offices. We consider our current office space adequate for our current operations.

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

Corporate Information

Our executive offices are located at 2170 Buckthorne Place, Suite 320, The Woodlands, Texas, 77380, and our telephone number is 212-457-9077. We maintain a corporate website at pontemcorp.com. We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2020 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

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

As of December 31, 2022, we have approximately $150,000 in our operating bank account and a working capital deficit of approximately 570,000. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. On September 30, 2021, we entered into an amended and restated promissory note with our Sponsor and HSM-Invest, pursuant to which we may borrow up to $4,000,000 from our Sponsor and HSM-Invest for ongoing expenses reasonably related to our business and the consummation of any business combination by us. Management’s plans to address this need for capital are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful.

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

We may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete. Please see the section entitled “Item 1. Business - Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

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

Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of the holders of the majority of the shares who attend and vote at a general meeting of the company, including the founder shares. As a result, in addition to our initial shareholders’ founder shares, we would need 25,591,315, or 37.5% (assuming all outstanding shares are voted), or 4,265,220, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 68,243,509 public shares sold in the initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

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

The requirement that we complete our initial business combination by July 15, 2023 or such earlier date as is determined by the Board to be in the best interests of the company may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by July 15, 2023 or such earlier date as is determined by the Board to be in the best interests of the company. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination by July 15, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by July 15, 2023. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

In the event that our initial shareholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Proposed Business - Effecting Our Initial Business Combination - Permitted Purchases of Our Securities” for a description of how our Sponsor, directors, officers, advisors or any of their affiliates will select which shareholders to purchase securities from in any private transaction.

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

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the initially scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the initially scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. See the section of this Report entitled “Proposed Business - Delivering Share Certificates in Connection with the Exercise of Redemption Rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by July 15, 2023 or such earlier date as is determined by the Board to be in the best interests of the company or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) the redemption of our public shares if we are unable to complete an initial business combination by July 15, 2023 or such earlier date as is determined by the Board to be in the best interests of the company, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If the net proceeds of the initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until at least July 15, 2023, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we have depended on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the initial public offering, only $1,000,000 will be available to us initially outside the trust account to fund our working capital requirements. We believe that, upon closing of the initial public offering, the funds available to us outside of the trust account will be sufficient to allow us to operate until at least July 15, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Although we have entered into a nonbinding letter of intent with a Target, because we are neither limited to evaluating a target business in a particular industry sector nor have we entered into a business combination agreement with any target businesses, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we have entered into a non-binding letter of intent with a Target, our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors, including the industrial, consumer goods, and technology sectors. Our amended and restated memorandum and articles of association prohibits us from effectuating a business combination solely with another blank check company or similar company with nominal operations. Because we have not yet negotiated the acquisition of a specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses and have entered into a non-binding letter of intent with a Target, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses and have entered into a non-binding letter of intent with a Target, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

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

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We have amended our amended and restated memorandum and articles of association and cannot assure you that we will not seek to further amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We recently amended our amended and restated memorandum and articles of association. Further amending our amended and restated memorandum and articles of association will require a special resolution under Cayman Islands law, being the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by July 15, 2023 or such earlier date as is determined by the Board to be in the best interests of the company or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through the registration statement of which this Report forms a part, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company (or 65% of our ordinary shares with respect to amendments to the trust agreement governing the release of funds from our trust account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to further amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law being the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders, who collectively beneficially owned 20% of our ordinary shares upon the closing of the initial public offering (assuming they did not purchase any units in the initial public offering), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to further amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by July 15, 2023 or such earlier date as is determined by the Board to be in the best interests of the company or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

As a result, included on our balance sheet as of December 31, 2022 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by July 15, 2023 or such earlier date as is determined by the Board to be in the best interests of the company or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by July 15, 2023 or such earlier date as is determined by the Board to be in the best interests of the company, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

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

If we are unable to consummate our initial business combination by July 15, 2023, our public shareholders may be forced to wait beyond July 15, 2023 before redemption from our trust account.

If we are unable to consummate our initial business combination by July 15, 2023 or such earlier date as is determined by the Board to be in the best interests of the company, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond July 15, 2023 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. See “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest.”

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

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under Item 10. Directors, Executive Officers and Corporate Governance. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business - Effecting Our Initial Business Combination - Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules. For a more detailed discussion of the tax consequences of PFIC classification to U.S. Holders, see the section of the Company’s prospectus captioned “Taxation - United States Federal Income Tax Considerations - U.S. Holders - Passive Foreign Investment Company Rules.”

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located at 2170 Buckthorne Place, Suite 320, The Woodlands, Texas, 77380, and our telephone number is (212) 457-9077. The cost for our use of this space is included in the $10,000 per month fee we will pay to an affiliate of our Sponsor for office space, utilities, secretarial support and administrative services. We consider our current office space adequate for our current operations.

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

As of February 1, 2023, there was 1 holder of record for our units, 1 holder of record for our Class A ordinary shares, 11 holders of our Class B ordinary shares and 15 holders of our warrants.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on October 15, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While we may pursue an initial business combination target in any industry, we intend to focus our search on global and regional industrial technology businesses.

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

If we are unable to complete a Business Combination by July 15, 2023, or such earlier date as determined by our board of directors (taking account into the extension described below), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Extension, Redemptions, Trust Deposits and Promissory Notes

On January 13, 2023, our Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”) to vote on the Extension Amendment Proposal, the Trust Amendment Proposal, and an adjournment proposal, each as described in the definitive proxy statement of our Company relating to the Extraordinary General Meeting, which was filed with the Securities and Exchange Commission on December 16, 2022. At the Extraordinary General Meeting, our shareholders approved a proposal (the “Trust Amendment Proposal”) to amend the our investment management trust agreement, dated as of January 12, 2021 (the “IMTA”), by and between our Company and Continental Stock Transfer & Trust Company (“CST”), to extend the date by which we have to consummate a business combination from January 15, 2023 to July 15, 2023 or such earlier date as is determined by the our board of directors (the “Board”) to be in the best interests of our Company (the “Extension”). Following such approval by our Company’s shareholders, our Company and CST entered into the Amendment No. 1 to the IMTA on January 13, 2023 (the “IMTA Amendment”).

In connection with the vote to approve the Extension Amendment Proposal and the Trust Amendment Proposal, the holders of 43,652,840 Class A ordinary shares of our Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.16 per share, for an aggregate redemption amount of approximately $443,355,210. As of January 13, 2023, approximately $257,435,609 remained in the Trust Account, exclusive of any initial Contribution to be made to the Trust Account.

In connection with the shareholders’ approval of the Extension, Pontem LLC, our Sponsor, and HSM-Invest have notified us of their intention to effect a monthly deposit into the Trust Account of $833,333 (up to $5.0 million for six months) as loans to us (each, a “Contribution”) on or prior to the 15th of each month during the Extension, unless the Board otherwise determines to liquidate our Company earlier. The initial Contribution was made on January 13, 2023.

On January 13, 2023, we issued unsecured promissory notes (the “Notes”) each in the principal amount of up to $2.5 million to our Sponsor and HSM-Invest. The Notes are repayable in full upon the date of our initial Business Combination. If we do not complete an initial business combination, the Notes will not be repaid, and all amounts owed under them will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. The Notes are subject to customary events of default, including cross-default of each Note, the occurrence of which automatically triggers the unpaid principal balance of the Notes and all other sums payable with regard to the Notes becoming immediately due and payable. The Notes were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Results of Operations

Our entire activity since inception up December 31, 2022 was in preparation for our formation and the initial public offering and after the IPO searching for a target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2022, we had net income of approximately $34.8 million, which consisted of a change in fair value of derivative liabilities of approximately $27.2 million, investment income on the Trust Account of approximately $10.0 million, and a change in fair value of Working Capital Loans of approximately $1.1 million, partially offset by a change in the fair value of the Forward Purchase Agreement of approximately $306,000, general and administrative expenses of approximately $2.9 million and general and administrative expenses - related party of approximately $180,000.

For the year ended December 31, 2021, we had net income of approximately $9.8 million, which consisted of change in fair value of derivative liabilities of approximately $16.3 million and investment income on the trust account of approximately $76,000, partially offset by change in fair value of the forward purchase agreement of approximately $0.4 million, general and administrative expenses of approximately $4.3 million, general and administrative expenses - related party of $170,000, change in fair value of working capital loans of approximately $8,000 and financing costs related to derivative warrant liabilities of approximately $1.8 million.

Liquidity and Going Concern

As of December 31, 2022, we have approximately $150,000 in our operating bank account and a working capital deficit of approximately $570,000, excluding the balance of the working capital note outstanding with a fair value of approximately $709,000.

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

As more fully described in the Notes to our financial statements included herein as Item 1, on April 30, 2021, we entered into a working capital loan agreement with our Sponsor and HSM-Invest, pursuant to which we may borrow up to $1.2 million from our Sponsor and HSM-Invest for ongoing expenses reasonably related to our business and the consummation of the Business Combination. All unpaid principal under the working capital promissory note will be due and payable in full on the effective date of the Business Combination. On September 30, 2021, we entered into an Amended and Restated Agreement with our Sponsor and HSM-Invest, that amended the amount we can borrow to be up to $4.0 million. As of December 31, 2022 and 2021, the principal amount of approximately $1.85 million and $600,000, respectively, was borrowed and outstanding under the Working Capital Loans. The Working Capital Loans are presented at fair value on the accompanying balance sheets and were approximately $709,000 and $600,000 at December 31, 2022 and 2021, respectively. At December 31, 2022, there was $2.15 million remaining of borrowing capacity under the Working Capital Loans. We believe we may need additional loans from our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or the end of the Combination Period.

Over this time period, we would be using the funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management intends to complete the Business Combination prior to the liquidation date. In connection with management’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s projected cash needs and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the then current Combination Period. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Related Party Loans

On October 16, 2020, our Sponsor agreed to loan us up to $300,000 pursuant to a promissory note. The promissory note was non-interest bearing, unsecured and due upon the closing of the initial public offering. We borrowed approximately $227,000 prior to the initial public offering under the Note. We repaid the Note in full on January 18, 2021.

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

On April 30, 2021, we entered into the Agreement with our Sponsor and HSM-Invest, pursuant to which we may borrow up to $1.2 million from the Sponsor and HSM-Invest for ongoing expenses reasonably related to the business of us and the consummation of the Business Combination. On April 30, 2021, pursuant to the Agreement, we issued a Working Capital Promissory Note for the principal amount of $600,000 to the Sponsor and HSM-Invest, respectively. The Working Capital Promissory Note does not bear any interest. All unpaid principal under the Working Capital Promissory Note will be due and payable in full on the Maturity Date. Pursuant to the terms of the Agreement, we were not required to repay the Working Capital Promissory Note if it fails to complete the Business Combination. The Sponsor and HSM-Invest would have the option, at any time on or prior to the Maturity Date, to convert up to $1.5 million under the Working Capital Promissory Note into warrants to purchase our Class A ordinary shares, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with our Initial Public Offering.

On September 30, 2021, we entered into the Amended and Restated Agreement with our Sponsor and HSM-Invest, pursuant to increase the amount we may borrow up to $4.0 million in the aggregate from the Sponsor and HSM-Invest for ongoing expenses reasonably related to the business of us and the consummation of any business combination by us. Pursuant to the Amended and Restated Agreement, we issued restated promissory notes (the “Amended and Restated Working Capital Promissory Notes”)in the principal amount of $2.0 million to each of the Sponsor and HSM-Invest. The promissory notes do not bear any interest. All unpaid principal under the Amended and Restated Working Capital Promissory Notes will be due and payable in full on the Maturity Date. Pursuant to the terms of the Amended and Restated Agreement, we are not required to repay the Amended and Restated Working Capital Promissory Notes if we fail to complete the Business Combination. The Sponsor and HSM-Invest will have the option, at any time on or prior to the Maturity Date, to convert up to $1.5 million under the Amended and Restated Working Capital Promissory Notes into warrants to purchase our Class A ordinary shares, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with our Initial Public Offering.

In the year ended December 31, 2022, we borrowed an additional $1.25 million under the Working Capital Loans. As of December 31, 2022 and December 31, 2021, approximately $1.85 million and $600,000 in principal balance, respectively, was drawn under the Working Capital Loans, presented at the estimated fair value of approximately $709,000 and $592,000, respectively, on the accompanying balance sheets. At December 31, 2022, there was $2.15 million remaining of borrowing capacity under these Working Capital Loans.

Administrative Services Agreement

Commencing on the date that our securities were first listed on NYSE through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the management team. The Company incurred $120,000 in such fees included as general and administrative expenses to related party on the accompanying statements of operations for the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, there was no balance due.

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

Consulting Agreement

On October 15, 2020, we entered into an agreement to obtain consulting services from an affiliate of our Chief Financial Officer, pursuant to which we agreed to pay such affiliate of our Chief Financial Officer $5,000 per month. Consulting expenses resulting from such agreement were included within general and administrative expenses in the accompanying statement of operations. During the years ended December 31, 2022 and 2021, we incurred $60,000 in consulting expenses. In addition, we prepaid $5,000 of such costs, presented as prepaid expenses on the balance sheet.

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

Non-binding Letter of Intent

We have entered into a non-binding letter of intent that sets forth the preliminary terms and conditions of a potential business combination with a Target operating a multinational industrial technology business that serves diversified end markets. The Target, which has been in operation for almost forty years, has a blue-chip customer base and is supported by strong shareholders. The Target had approximately $1 billion in revenues in 2021. In addition, the Company has teamed up with an affiliate of a premier alternative asset manager to support the transaction, which the Company expects will increase transaction certainty. The initial exclusivity period contemplated by the non-binding letter of intent expired and the parties are no longer actively engaged in discussions regarding the potential initial business combination.

Completion of the transaction is subject to, among other things, the negotiation and execution of a definitive agreement providing for the transaction, satisfaction of the closing conditions included therein and approval of the transaction by the Company’s shareholders. Accordingly, there can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated.

Deferred Legal Fees

We engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $350,000. The deferred fee will become payable in the event that we complete a Business Combination. As of December 31, 2022 and 2021, we had deferred legal fees of approximately $4.1 million and $2.8 million in connection with such services on the accompanying balance sheet, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. We believe that our critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used to estimate different from any of these, our financial statements could have been materially different from those presented. Such policies are summarized below:

Derivative instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815. The classification of derivative instruments, including whether such instruments should be recorded as assets, liabilities or as equity, is re-assessed at the end of each reporting period.

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

The public warrants issued in connection with the initial public offering and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the public warrants issued in connection with the Public Offering and private placement warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the private placement warrants has been estimated using a Modified Black-Scholes model each measurement date. The fair value of public warrants issued in connection with the initial public offering have subsequently been measured based on the listed market price of such warrants. As the transfer of private placement warrants to anyone who is not a permitted transferee would result in the private placement warrants having substantially the same terms as the public warrants, we determined that the fair value of each private placement warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of December 31, 2022 and 2021 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 69,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the balance sheet.

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

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Reference is made to Pages F-1 through F-26 comprising a portion of this Report.

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

Our management evaluated, with the participation of our current chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Hubertus Muehlhaeuser	53	Chairman and Chief Executive Officer
Burak Alici	47	Lead Director
Nina Murphy	45	Chief Financial Officer
James Gentilcore	70	Director
Robert Bohn	69	Director
Peter Grosch	67	Director
Luciano Mozzato	64	Director

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

Nina Murphy serves as our Chief Financial Officer. She is currently the Chief Operating Officer of QVIDTVM where she is responsible for all financial management, legal, operations, administration and tax activities, since April 2019. From September 2018 to April 2019, Ms. Murphy was an Executive Director at MSIM on the Private Credit and Equity platform. From 2013 to September 2018, Ms. Murphy was the Chief Financial Officer of KEC Ventures, an early stage venture fund. She has over 25 years of financial, operational and product development experience having helped launch and manage several hedge funds and alternative investment products. In addition to the above, Ms. Murphy’s experience includes serving in chief financial and operating officer at AT Global Capital, a global macro hedge fund. Ms. Murphy received a Master’s degree in Business Administration from Columbia Business School and a Bachelor of Science in Business Management and Finance from Brooklyn College.

James Gentilcore is a member of our board of directors. Mr. Gentilcore’s 40-year career includes successful accomplishments in several markets, including technology, industrials and chemicals. Mr. Gentilcore retired in 2018 as Chairman and Chief Executive Officer of PQ Corporation (NYSE: PQG), after leading its successful initial public offering in 2017. He has served as the chief executive officer of two other public companies, and on the board of directors of six public companies, including his current service on the board of Entegris Inc. (Nasdaq: ENTG). Mr. Gentilcore has also worked with private equity investors for over ten years, as both a portfolio chief executive officer and an executive advisor. In addition to his public and private board assignments, Mr. Gentilcore has served on the boards of various industry associations, most recently the American Chemistry Council. Mr. Gentilcore has a BS in Engineering from Drexel University and an MBA from Lehigh University.

We believe Mr. Gentilcore’s extensive experience in business and managing public companies make him well qualified to serve as a member of our board of directors.

Robert Bohn is a member of our board of directors. Mr. Bohn is currently serving on the board of directors of The Manitowoc Company, Inc. (NYSE: MTW) and Carlisle Companies Inc. (NYSE: CSL). Mr. Bohn served as Chairman and Chief Executive Officer and Senior Executive of Oshkosh Corporation (NYSE: OSK) from 1997 until 2010 and as its Chair of the board of directors from 2000 to 2011. Mr. Bohn joined Oshkosh Corporation in 1992 as Group Vice President, and also served as its President from 1994 to 2007 and as its Chief Operating Officer from 1994 to 1997. Prior to joining Oshkosh Corporation, he held various executive positions with Johnson Controls, Inc. from 1985 to 1992 and was a previous board member of Graco Inc. (NYSE: GGG), Parker-Hannifin Corporation (NYSE: PH) and Menasha Corporation. Mr. Bohn received an undergraduate degree from Ball State University.

We believe Mr. Bohn’s extensive experience in business and managing public companies make him well qualified to serve as a member of our board of directors.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on NYSE. The term of office of the first class of directors, consisting of Mr. Grosch, will expire at the 2023 annual general meeting. The term of office of the second class of directors, consisting of Mr. Gentilcore, Mr. Bohn, and Mr. Mozzato, will expire at the 2024 general meeting. The term of office of the third class of directors, consisting of Mr. Muehlhaeuser and Mr. Alici, will expire at the 2025 annual general meeting.

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

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Mr. Gentilcore, Mr. Bohn, Mr. Grosch and Mr. Mozzato are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We have established an audit committee of the board of directors. Mr. Gentilcore, Mr. Bohn, Mr. Grosch and Mr. Mozzato serve as the members of the audit committee, and Mr. Gentilcore chairs the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Mr. Gentilcore, Mr. Bohn, Mr. Grosch and Mr. Mozzato meet the independent director standard under the NYSE listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Mozzato and Mr. Grosch qualify as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Compensation Committee

We have established a compensation committee of the board of directors. Mr. Gentilcore, Mr. Bohn, Mr. Grosch and Mr. Mozzato serve as the members of the compensation committee, and Mr. Mozzato chairs the compensation committee. Pursuant to NYSE listing standards, each of Mr. Gentilcore, Mr. Bohn, Mr. Grosch and Mr. Mozzato meet the independent director standard under the NYSE listing standards.

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

Nominating and Corporate Governance Committee

We established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance committees are Mr.Gentilcore, Mr. Bohn, Mr. Grosch and Mr. Mozzato, and Mr. Grosch serves as chair of the nominating and corporate governance committee. Pursuant to NYSE listing standards, each of Mr.Gentilcore, Mr. Bohn, Mr. Grosch and Mr. Mozzato meet the independent director standard under the NYSE listing standards.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individuals	Entity	Entity’s Business	Affiliation
Hubertus Muehlhaeuser	Tyrol Partners Ltd.	Consulting and Investment Management	Managing Partner
	Ballard Power Systems Inc.	Fuel Cell Technology Provider	Director and Member of the Board
	Kelvion Holding GmbH	Manufacturer of Heat Exchange Solutions	Chairman of the Board / Shareholder Committee
	Black Bruin Oy	Hydraulics Component Manufacturing	Director
	Mühlhäuser Grundbesitz GmbH & Co. KG	Real Estate Investment	Managing Partner

	Fläkt Group Holding GmbH	Manufacturer of Indoor Climate Solutions	Chairman of the Board/Shareholder Committee

Burak Alici	QVIDTVM	Investment management	Chief Executive Officer
	Ditta Artigianale SRL	Coffee Roaster and Cafes	Director
	Roti Restuarants, Inc	Restaurant Chain	Director
	Nexxiott AG	SaaS IoT platform for rail industry	Director

Nina Murphy	QVIDTVM	Investment Management	Chief Operating Officer

James Gentilcore	Entegris Inc.	Specialty Materials and Chemistry for Technology and Life Sciences	Independent Director

Robert Bohn	Carlisle Companies, Inc. (NYSE: CSL)	Diversified Manufacturing	Director
	The Manitowoc Company, Inc. (NYSE: MTW)	Engineering Products and Manufacturing	Director

Peter Grosch	Innio GmbH	Power Generation Equipment	Advisor

Luciano Mozzato	Caltagirone SpA Italy	Manufacturing	Independent Director

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

Based solely upon our review of the Section 16(a) filings that have been furnished to us and representations by our directors and executive officers (where applicable), we believe that all filings required to be made under Section 16(a) during the fiscal year ended December 31, 2022 were timely made.

Item 11. Executive Compensation

Officer and Director Compensation

The following disclosure concerns the compensation of our executive officers and directors for the year ended December 31, 2022 and for the year ended December 31, 2021.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of February 1, 2023, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our officers and directors;

●	each of our advisory board members; and

●	all our officers and directors as a group.

In the table below, percentage ownership is based on 24,989,662 Class A ordinary shares and 17,250,000 Class B ordinary shares outstanding as of February 1, 2023. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

	Class B ordinary shares			Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class Before Offering	Approximate Percentage of Ordinary Shares	Number of Shares Beneficially Owned	Approximate Percentage of Class
Pontem LLC (our Sponsor)(2)	8,535,000	49.5%	20.2%	-	-
HSM-Invest	8,535,000	49.5%	20.2%	-	-
Hubertus Muehlhaeuser(3)	8,535,000	49.5%	20.2%	-	-
Burak Alici	-	-	-	-	-
Nina Murphy	-	-	-	-	-
Luciano Mozzato	30,000	*	*	-	-
Peter Grosch	30,000	*	*	-	-
Robert Bohn	15,000	*	*	-	-
James Gentilcore	15,000	*	*	-	-
Chris Lynch	15,000	*	*	-	-
Jens-Thomas Pietralla	15,000	*	*	-	-
Wolfgang Deml	15,000	*	*	-	-
Adage Capital Partners, L.P.(4)	-	-	12.8%	5,400,000	21.6%
Adage Capital Partners GP, L.L.C.(4)	-	-	12.8%	5,400,000	21.6%
Adage Capital Advisors, L.L.C.(4)	-	-	12.8%	5,400,000	21.6%
Robert Atchinson(4)	-	-	12.8%	5,400,000	21.6%
Philip Gross(4)	-	-	12.8%	5,400,000	21.6%
Glazer Capital, LLC (5)	-	-	16.3%	6,869,900	27.5%
Paul J. Glazer (5)			16.3%	6,869,900	27.5%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 2170 Buckthorne Place, Suite 320, The Woodlands, TX 77380.

(2)	The Sponsor is the record holder of such shares. Our Sponsor is managed by a board of managers comprised of Mr. Alici, Ms. Murphy and Mr. Muehlhaeuser. Each manager has one vote, and the approval of a majority is required to approve an action of our Sponsor. Accordingly, each manager disclaims beneficial ownership of these securities except to the extent of his or her pecuniary interest therein.

(3)	Hubertus Muehlhaeuser controls HSM-Invest, and, as such, has voting and investment discretion with respect to the securities held by HSM-Invest. Accordingly, Hubertus Muehlhaeuser may be deemed to have beneficial ownership of the securities held directly by HSM-Invest. Hubertus Muehlhaeuser disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(4)	Based solely on the Schedule 13G filed jointly by Adage Capital Partners, L.P. (“Adage Capital”), Adage Capital Partners GP, L.L.C. (“Adage GP”), Adage Capital Advisors, L.L.C. (“Adage Advisors”), Robert Atchinson (“Mr. Atchinson”) and Philip Gross (“Mr. Gross”), with the SEC on January 25, 2021 (i) Adage Capital, a Delaware limited partnership, beneficially owned 5,400,000 Class A Ordinary Shares; (ii) Adage GP, a Delaware limited liability company, beneficially owned 5,400,000 Class A Ordinary Shares; (iii) Adage Advisors, a Delaware limited liability company, beneficially owned 5,400,000 Class A Ordinary Shares; (iv) Mr. Gross beneficially owned 5,400,000 Class A Ordinary Shares; and (v) Mr. Atchinson beneficially owned 5,400,000 Class A Ordinary Shares. Adage Capital has the power to dispose of and the power to vote the Class A Ordinary Shares beneficially owned by it, which power may be exercised by its general partner, Adage GP. Adage Advisors, as managing member of Adage GP, directs Adage GP’s operations. Neither Adage GP nor Adage Advisors directly own any Class A Ordinary Shares. By reason of the provisions of Rule 13d-3 of the Exchange Act, Adage GP and Adage Capital may be deemed to beneficially own the shares owned by Adage Capital. Messrs. Atchinson and Gross, as managing members of Adage Capital, have shared power to vote the Class A Ordinary Shares beneficially owned by Adage Capital. Neither Mr. Atchinson nor Mr. Gross directly own any Class A Ordinary Shares. By reason of the provisions of Rule 13d-3 of the Act, each may be deemed to beneficially own the shares beneficially owned by Adage Capital. The business address of each of Adage Capital, Adage GP, Adage Advisors, Mr. Atchinson and Mr. Gross is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(5)	Based solely on the Schedule 13G/A filed jointly by Glazer Capital, LLC a Delaware limited liability company (“Glazer Capital”), with the SEC on February 14, 2023 (i) Glazer Capital directly owns 6,869,900 Class A Ordinary Shares; (ii) Mr. Glazer, who serves as the Managing Member of Glazer Capital, with respect to the Class A Ordinary Shares directly held by Glazer Capital, beneficially owns 6,869,900 Class A Ordinary Shares. The business address of each Glazer Capital and Mr. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.

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

We currently utilize office space at 2170 Buckthorne Place, Suite 320, The Woodlands, Texas, 77380 from an affiliate our Sponsor as our executive offices. We pay our Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

We have entered into a registration and shareholder rights agreement with respect to the founder shares and private placement warrants, which is described under the heading “Principal Shareholders - Registration and Shareholder Rights.”

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum LLP for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2022 and 2021, and of services rendered in connection with our initial public offering, totaled $91,000 and $97,000, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees for the years ended December 31, 2022 and 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum LLP any tax fees for the years ended December 31, 2022 and 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any other fees for the years ended December 31, 2022 and 2021.

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

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association.(2)

3.2	Amendment to Amended and Restated Memorandum and Articles of Association(6)

4.1	Form of Specimen Unit Certificate.(3)

4.2	Form of Specimen Ordinary Share Certificate.(3)

4.3	Form of Specimen Warrant Certificate.(3)

4.4	Description of Registrant’s Securities.(5)

10.1	Warrant Agreement, dated January 12, 2021, between Continental Stock Transfer & Trust Company and the Company.(2)

10.2	Letter Agreement, dated January 12, 2021, among the Company, HSM-Invest, the Sponsor and the Company’s officers and directors.(2)

10.3	Investment Management Trust Account Agreement, dated January 12, 2021, between Continental Stock Transfer & Trust Company and the Company.(2)

10.4	Amendment No. 1 to Investment Management Trust Account Agreement, dated as of January 13, 2023, by and between the Company and CST(6)

10.5	Registration and Shareholder Rights Agreement, dated January 12, 2021, among the Company, HSM-Invest, the Sponsor, certain directors of the Company and members of the advisory board of the Company.(2)

Exhibit No.	Description
10.6	Private Placement Warrants Purchase Agreement, dated January 12, 2021, between the Company, HSM-Invest and the Sponsor.(2)

10.7	Administrative Services Agreement, dated January 12, 2021, between the Company and the Sponsor. (2)

10.8	Forward Purchase Agreement, dated January 12, 2021, between the Company and QVIDTVM Management LLC.(2)

10.9	Amended and Restated Working Capital Loan Agreement, dated as of September 30, 2021, among the Company, the Sponsor and HSM-Invest.(4)

10.10	Second Amended and Restated Securities Subscription Agreement, dated as of January 8, 2021, between the Sponsor and the Company.(1)

10.11	Consulting Agreement, dated as of October 15, 2020, between Islander LLC and the Company.(3)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the registrant’s Amendment No. 2 to the Registration Statement, filed with the SEC on January 11, 2021.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on January 19, 2021.

(3)	Incorporated by reference to the registrant’s Amendment No. 1 to the Registration Statement, filed with the SEC on January 6, 2021.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 4, 2021.

(5)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 25, 2022.

(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on January 13, 2023.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023

PONTEM CORPORATION

/s/ Hubertus Muehlhaeuser
Name:	Hubertus Muehlhaeuser
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Hubertus Muehlhaeuser	Chairman and Chief Executive Officer	March 31, 2023
Hubertus Muehlhaeuser	Principal Executive Officer

/s/ Burak Alici	Director	March 31, 2023
Burak Alici	Lead Director

/s/ Nina Murphy	Chief Financial Officer	March 31, 2023
Nina Murphy	Principal Financial and Accounting Officer

/s/ Robert Bohn	Director	March 31, 2023
Robert Bohn

/s/ James Gentilcore	Director	March 31, 2023
James Gentilcore

/s/ Peter Grosch	Director	March 31, 2023
Peter Grosch

/s/ Luciano Mozzato	Director	March 31, 2023
Luciano Mozzato

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Pontem Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pontem Corporation (the “Company”) as of December 31, 2022 and December 31, 2021 and the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp
Marcum llp

We have served as the Company’s auditor since 2020

New York, NY

March 31, 2023

PONTEM CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2022	2021

Assets
Current assets:
Cash	$150,390	$266,889
Prepaid expenses	39,109	497,110
Total current assets	189,499	763,999
Investments held in Trust Account	700,029,520	690,076,023
Total Assets	$700,219,019	$690,840,022

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$32,383	$27,142
Accrued expenses	726,724	806,178
Working capital loans - related party	708,747	592,388
Total current liabilities	1,467,854	1,425,708
Deferred legal fees	4,136,716	2,787,460
Deferred underwriting commissions	24,150,000	24,150,000
Derivative liabilities	3,390,750	30,246,530
Total Liabilities	33,145,320	58,609,698

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 69,000,000 shares issued and outstanding, at $10.14 and $10.00 per share at December 31, 2022 and 2021, respectively	699,929,520	690,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 750,000,000 shares authorized, no non-redeemable shares issued and outstanding as of December 31, 2022 and 2021	-	-
Class B ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 17,250,000 shares issued and outstanding at December 31, 2022 and 2021	1,725	1,725
Accumulated deficit	(32,857,546)	(57,771,401)
Total shareholders’ deficit	(32,855,821)	(57,769,676)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$700,219,019	$690,840,022

The accompanying notes are an integral part of these financial statements.

PONTEM CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Years Ended December 31,
	2022	2021
General and administrative expenses	$2,919,567	$4,250,030
General and administrative expenses - related party	180,000	170,000
Loss from operations	(3,099,567)	(4,420,030)
Other income (expense)
Change in fair value of derivative warrant liabilities	27,162,000	16,287,330
Change in fair value of the forward purchase agreement	(306,220)	(401,860)
Change in fair value of working capital loans	1,133,666	7,587
Financing costs - derivative warrant liabilities	-	(1,784,824)
Investment income on Trust Account	9,953,496	76,023
Net income	$34,843,375	$9,764,226

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	69,000,000	66,353,425

Basic and diluted net income per share, Class A ordinary shares	$0.40	$0.12

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	17,250,000	17,163,699
Weighted average shares outstanding of Class B ordinary shares, diluted	17,250,000	17,250,000

Basic and diluted net income per ordinary share, Class B ordinary shares	$0.40	$0.12

The accompanying notes are an integral part of these financial statements.

PONTEM CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

			Additional		Total
	Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	17,250,000	$1,725	$23,275	$(57,315)	$(32,315)
Excess of cash received over fair value of the private placement warrants	-	-	948,000	-	948,000
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	-	-	(971,275)	(67,478,312)	(68,449,587)
Net income	-	-	-	9,764,226	9,764,226
Balance - December 31, 2021	17,250,000	1,725	-	(57,771,401)	(57,769,676)
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption				(9,929,520)	(9,929,520)
Net income	-	-	-	34,843,375	34,843,375
Balance - December 31, 2022	17,250,000	1,725	-	(32,857,546)	(32,855,821)

The accompanying notes are an integral part of these financial statements.

PONTEM CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$34,843,375	$9,764,226
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(27,162,000)	(16,287,330)
Change in fair value of the forward purchase agreement	306,220	401,860
Change in fair value of working capital loans - related party	(1,133,666)	(7,587)
Financing costs - derivative warrant liabilities	-	1,784,824
Income from investments held in Trust Account	(9,953,497)	(76,023)
Changes in operating assets and liabilities:
Prepaid expenses	458,001	(492,110)
Accounts payable	5,241	27,142
Accrued expenses	(79,454)	792,531
Deferred legal fees	1,349,256	2,518,246
Net cash used in operating activities	(1,366,524)	(1,574,221)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(690,000,000)
Net cash used in investing activities	-	(690,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	-	(226,948)
Proceeds received from initial public offering, gross	-	690,000,000
Proceeds received from private placement	-	15,800,000
Offering costs paid	-	(14,331,917)
Proceeds from working capital loans - related party	1,250,025	599,975
Net cash provided by financing activities	1,250,025	691,841,110

Net change in cash	(116,499)	266,889

Cash - beginning of the period	266,889	-
Cash - end of the period	$150,390	$266,889

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption value	$9,929,520	$68,449,587
Offering costs included paid by Sponsor under promissory note	$-	$45,479
Deferred legal fees	$-	$269,214
Deferred underwriting commissions	$-	$24,150,000

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from October 15, 2020 (inception) through December 31, 2022 relates to the Company’s formation, and since the closing of the initial public offering (the “Initial Public Offering”), the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on its investments held in the trust account (the “Trust Account”) from the proceeds of its Initial Public Offering.

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

The Company’s Sponsor, executive officers, directors and director nominees agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment. Subsequent to December 31, 2022, on January 13, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”) to vote on the Extension Amendment Proposal, the Trust Amendment Proposal, and an adjournment proposal, each as described in the definitive proxy statement of the Company relating to the Extraordinary General Meeting, which was filed with the Securities and Exchange Commission on December 16, 2022. In connection with the vote to approve the Extension Amendment Proposal and the Trust Amendment Proposal, the holders of 43,652,840 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.16 per share, for an aggregate redemption amount of approximately $443,355,210. See Note 10.

PONTEM CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

If the Company is unable to complete a Business Combination by July 15, 2023, or such earlier date as determined by the Company’s board of directors (taking account into the extension described in Note 10), (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $150,000 in its operating bank account and a working capital deficit of approximately $570,000, excluding the balance of the working capital note outstanding with a fair value of approximately $709,000.

PONTEM CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

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

Subsequent to the Initial Public Offering, the Company’s liquidity needs have been satisfied with the proceeds of $2.0 million from the consummation of the Private Placement not held in the Trust Account, as well as the proceeds from working capital loans (the “Working Capital Loans”). In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors have the ability and intent to provide the Company Working Capital Loans. On April 30, 2021, the Company entered into a Working Capital Loan Agreement with the Sponsor and HSM-Invest, pursuant to which the Company could borrow up to $1.2 million from the Sponsor and HSM-Invest for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination (the “Working Capital Promissory Note”). All unpaid principal under the Working Capital Promissory Note will be due and payable in full on the effective date of the Business Combination. On September 30, 2021, the Company entered into an amended and restated working capital loan agreement (the “Amended and Restated Agreement”) with its Sponsor and HSM-Invest, which increased the amount it may borrow to be up to $4.0 million. See Note 5 for a description the Amended and Restated Agreement and the underlying Working Capital Loans. As of December 31, 2022 and 2021, the principal amount of approximately $1.85 million and $600,000, respectively, was borrowed and outstanding under the Working Capital Loans. The Working Capital Loans are presented at fair value on the accompanying balance sheets and were approximately $709,000 and $592,000 at December 31, 2022 and 2021, respectively. At December 31, 2022, there was $2.15 million remaining of borrowing capacity under the Working Capital Loans.

Management believes that the Company may need additional loans from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or the end of the Combination Period. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management intends to complete the Business Combination prior to the liquidation date. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s projected cash needs and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the then current Combination Period. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

PONTEM CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

PONTEM CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

Due to Related Party

Due to related party consist of amounts due from an entity affiliated with the Sponsor. As of December 31, 2022 and 2021, the Company had approximately $0 and $10,000, respectively, outstanding and presented as accrued expenses on the accompanying balance sheets.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates their carrying amounts represented in the balance sheets.

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

PONTEM CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

Derivative instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as assets, liabilities or as equity, is re-assessed at the end of each reporting period.

The Company is committed to issue Forward Purchase Units (defined in Note 5), which are recognized as derivative assets or liabilities depending on the fair value in accordance with ASC 815. Accordingly, the Company recognizes Forward Purchase Agreement (defined below) instruments as assets or liabilities at fair value and adjusts the instruments to fair value at each reporting period. The assets or liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of the Units associated with the Forward Purchase Agreement (defined in Note 5) have been estimated utilizing a forward pricing model.

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

Working Capital Loans - Related Party

The Company has elected the fair value option to account for its Working Capital Loans - related party with its Sponsor and HSM-Invest as defined and more fully described in Note 5. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of its Working Capital Loans - related party on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

PONTEM CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 69,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income per Ordinary Shares

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted-average shares of ordinary shares outstanding for the respective period.

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

PONTEM CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	Years Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income- basic and diluted	$27,874,700	$6,968,675	$7,757,569	$2,006,657

Allocation of net income - diluted	$27,874,700	$6,968,675	$7,749,561	$2,014,665

Denominator:
Basic and diluted weighted average ordinary shares outstanding	69,000,000	17,250,000	66,353,425	17,163,699
Effect of dilutive securities	-	-	-	86,301
Diluted weighted average ordinary shares outstanding	69,000,000	17,250,000	66,353,425	17,250,000

Basic and diluted net income per ordinary share	$0.40	$0.40	$0.12	$0.12
Diluted net income per ordinary share	$0.40	$0.40	$0.12	$0.12

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

Note 3 – Initial Public Offering

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

PONTEM CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

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

Related Party Loans

On October 16, 2020, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed approximately $227,000 prior to the Initial Public Offering under the Note. The Company repaid the Note in full on January 18, 2021.

PONTEM CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

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

On April 30, 2021, the Company entered a Working Capital Loan Agreement (the “Agreement”) with the Sponsor and HSM-Invest, pursuant to which the Company may borrow up to $1.2 million from the Sponsor and HSM-Invest for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. On April 30, 2021, pursuant to the Agreement, the Company issued a promissory note (the “Working Capital Promissory Note”) for the principal amount of $600,000 to the Sponsor and HSM-Invest. On September 30, 2021, the Company entered into the Amended and Restated Agreement with its Sponsor and HSM-Invest, which increased the amount it may borrow to be up to $4.0 million.

Pursuant to the Amended and Restated Agreement, the Company issued promissory notes (the “Amended and Restated Working Capital Promissory Notes”) for the principal amount of $2.0 million to each to the Sponsor and HSM-Invest. The Amended and Restated Working Capital Promissory Notes do not bear any interest. All unpaid principal under the Amended and Restated Working Capital Promissory Notes will be due and payable in full on the effective date of the Business Combination (the “Maturity Date”). The Sponsor and HSM-Invest will have the option, at any time on or prior to the Maturity Date, to convert up to $1.5 million under the Amended and Restated Working Capital Promissory Notes into warrants to purchase the Company’s Class A ordinary shares, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering.

In the year ended December 31, 2022, the Company borrowed an additional approximately $1.25 million under the Working Capital Loans. As of December 31, 2022 and 2021, approximately $1.85 million and $600,000 in principal balance, respectively, was drawn under the Working Capital Loans, presented at the estimated fair value of approximately $709,000 and $600,000, respectively, on the accompanying balance sheets. At December 31, 2022, there was $2.15 million remaining of borrowing capacity under these Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the management team. The Company incurred $120,000 in such fees included as general and administrative expenses to related party on the accompanying statements of operations for the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, there was no balance due.

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

PONTEM CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

Consulting Agreement

On October 15, 2020, the Company entered into an agreement to obtain consulting services from an affiliate of its Chief Financial Officer, pursuant to which the Company agreed to pay such affiliate of its Chief Financial Officer $5,000 per month. Consulting expenses resulting from such agreement were included within general and administrative expenses to related party in the accompanying statement of operations. During the years ended December 31, 2022 and 2021, the Company incurred $60,000 in consulting expenses. As of December 31, 2022 and 2021, the Company had $5,000 in prepaid expenses for such services reflected on the accompanying balance sheets.

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

NOTES TO THE FINANCIAL STATEMENTS

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $350,000. The deferred fee will become payable in the event that the Company completes a Business Combination. As of December 31, 2022 and 2021, the Company has incurred approximately $4.1 million and $2.8 million in connection with such services, reflected as Deferred Legal Fees on the accompanying balance sheets, respectively.

Note 7 - Derivative Warrant Liabilities

As of December 31, 2022 and 2021, the Company had 23,000,000 Public Warrants and 10,533,333 Private Warrants outstanding.

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

NOTES TO THE FINANCIAL STATEMENTS

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

NOTES TO THE FINANCIAL STATEMENTS

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

Note 8 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 750,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 69,000,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

PONTEM CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

The Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$690,000,000
Less:
Proceeds allocated to public warrants	(31,280,000)
Class A ordinary shares issuance costs	(37,169,587)
Plus:
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	68,449,587
Class A ordinary shares subject to possible redemption, December 31, 2021	$690,000,000
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	9,929,520
Class A ordinary shares subject to possible redemption, December 31, 2022	$699,929,520

Note 9 - Shareholders’ Equity (Deficit)

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

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

PONTEM CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

Note 10 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - money market funds	$700,029,520	$-	$-	$700,029,520
Liabilities:
Derivative liabilities:
Derivative liabilities - Public Warrants	$1,840,000	$-	$-	$1,840,000
Derivative liabilities - Private Placement Warrants	$-	$842,670	$-	$842,670
Derivative liabilities - Forward Purchase Agreement	$-	$-	$708,080	$708,080
Total derivative liabilities:	$1,840,000	$842,670	$708,080	$3,390,750
Working capital loans - related party	$-	$-	$708,747	$708,747

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - money market funds	$690,076,023	$-	$-	$690,076,023
Liabilities:
Derivative liabilities:
Derivative liabilities - Public Warrants	$20,470,000	$-	$-	$20,470,000
Derivative liabilities - Private Placement Warrants	$-	$9,374,670	$-	$9,374,670
Derivative liabilities - Forward Purchase Agreement	$-	$-	$401,860	$401,860
Total derivative liabilities:	$20,470,000	$9,374,670	$401,860	$30,246,530
Working capital loan - related party	$-	$-	$631,440	$631,440

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from an initial Level 3 measurement to a Level 1 fair value measurement as the Public Warrants were separately listed and traded in March 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in July 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants.

Level 1 assets include investments in money market funds that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

PONTEM CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs for Forward Purchase Agreement as their measurement dates:

	As of December 31, 2022	As of December 31, 2021
Forward Purchase Agreement:
Expected term	0.53	0.50
Risk-free interest rate	4.65%	0.06%
Probability of Business Combination	40.00%	90.00%

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

PONTEM CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at the initial the measurement date:

Warrants:	As of January 15, 2021
Option term (in years)	5.97
Volatility	23.00%
Risk-free interest rate	0.63%
Expected dividends	0.00%

Change in Fair Value of Derivative Liabilities – Level 3 inputs

The change in the fair value of the derivative liabilities, measured using Level 3 inputs, for the year ended December 31, 2022 and 2021, is summarized as follows:

Derivative liabilities beginning of the period	$-
Issuance of Public and Private Warrants and forward purchase agreement - Level 3 measurement	46,132,000
Transfer of Public Warrants to a Level 1 measurement	(31,280,000)
Transfer of Private Warrants to a Level 2 measurement	(10,442,250)
Change in fair value of derivative liabilities - Level 3 measurement	(4,409,750)
Change in fair value of forward purchase agreement - Level 3 measurement	401,860
Derivative liabilities at December 31, 2021 - Level 3 measurement	$401,860
Change in fair value of forward purchase agreement - Level 3 measurement	306,220
Derivative liabilities at December 31, 2022 - Level 3 measurement	$708,080

Working Capital Loan - Related Party

The estimated fair value of the Working Capital Loan - Related Party was estimated utilizing a Black-Scholes model with Level 3 inputs.

The following table provides quantitative information regarding the inputs for the fair value measurement of the Working Capital Loan - Related Party as of their measurement dates:

Working capital loans	As of December 31, 2022	As of December 31, 2021
Exercise price	$1.50	$1.50
Volatility	12.60%	68.20%
Expected term	0.53	0.50
Risk-free interest rate	4.65%	0.19%
Probability of Business Combination	40.00%	99.0%

PONTEM CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

The change in the fair value of the working capital loans - related party, measured utilizing Level 3 measurements for the years ended December 31, 2022 and 2021, is summarized as follows:

Working capital loans – related party at beginning of the period - Level 3 measurement	$-
Proceeds from working capital loans - related party	599,975
Change in fair value of working capital loans - Level 3 measurement	(7,587)
Working capital loans – related party at December 31, 2021 - Level 3 measurement	$592,388
Proceeds from working capital loan - related party	1,250,025
Change in fair value of working capital loans - Level 3 measurement	(1,133,666)
Working capital loans – related party at December 31, 2022 - Level 3 measurement	$708,747

Note 11 - Subsequent Events

On January 13, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”) to vote on the Extension Amendment Proposal, the Trust Amendment Proposal, and an adjournment proposal, each as described in the definitive proxy statement of the Company relating to the Extraordinary General Meeting, which was filed with the Securities and Exchange Commission on December 16, 2022. At the Extraordinary General Meeting, the Company’s shareholders approved a proposal (the “Trust Amendment Proposal”) to amend the Company’s investment management trust agreement, dated as of January 12, 2021 (the “IMTA”), by and between the Company and Continental Stock Transfer & Trust Company (“CST”), to extend the date by which the Company has to consummate a business combination from January 15, 2023 to July 15, 2023 or such earlier date as is determined by the Company’s board of directors (the “Board”) to be in the best interests of the Company (the “Extension”). Following such approval by the Company’s shareholders, the Company and CST entered into the Amendment No. 1 to the IMTA on January 13, 2023 (the “IMTA Amendment”).

In connection with the vote to approve the Extension Amendment Proposal and the Trust Amendment Proposal, the holders of 43,652,840 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.16 per share, for an aggregate redemption amount of approximately $443,355,210. As of January 13, 2023, after redemptions, approximately $257,435,609 remained in the Trust Account, exclusive of any initial Contribution to be made to the Trust Account.

As of January 13, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to cease holding securities in the Trust Account, to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of consummation of a Business Combination and liquidation of the Company. Accordingly, the Trust Account has ceased to be invested or otherwise to earn more than minimal interest, if any. This means that the amount available for redemption will not meaningfully increase in the future, if at all.

In connection with the shareholders’ approval of the Extension, Pontem LLC, the Sponsor, and HSM-Invest have notified the Company of their intention to effect a monthly deposit into the Trust Account of $833,333 (up to $5.0 million for six months) as loans to the Company (each, a “Contribution”) on or prior to the 15th of each month during the Extension, unless the Board otherwise determines to liquidate the Company earlier. The initial Contribution was made on January 13, 2023.

On January 13, 2023, the Company issued unsecured promissory notes (the “Notes”) each in the principal amount of up to $2.5 million to the Sponsor and HSM-Invest. The Notes are repayable in full upon the date of the Company’s initial Business Combination. If the Company does not complete an initial business combination, the Notes will not be repaid, and all amounts owed under them will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. The Notes are subject to customary events of default, including cross-default of each Note, the occurrence of which automatically triggers the unpaid principal balance of the Notes and all other sums payable with regard to the Notes becoming immediately due and payable. The Notes were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.