Form 10-Q
period 2023-03-31
Pontem Corp
filed 2023-05-15
CIK 1830392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

PONTEM CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39882	98-1562955
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

2170 Buckthorne Place, Suite 320The Woodlands, Texas	77380
(Address Of Principal Executive Offices)	(Zip Code)

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

As of May 12, 2023, 25,347,160 Class A ordinary shares, par value $0.0001 per share, and 17,250,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

PONTEM CORPORATION

Form 10-Q

For the Quarter ended March 31, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

PONTEM CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash	$205,457	$150,390
Prepaid expenses	133,268	39,109
Total current assets	338,725	189,499

Cash and Investments held in Trust Account	261,625,169	700,029,520
Total Assets	$261,963,894	$700,219,019

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$6,406	$32,383
Accrued expenses	783,224	726,724
Extension loan - related party, at fair value	590,088	-
Working capital loans - related party, at fair value	790,720	708,747
Total current liabilities	2,170,438	1,467,854

Deferred legal fees	3,423,322	4,136,716
Deferred underwriting commissions	24,150,000	24,150,000
Derivative liabilities	6,608,445	3,390,750
Total Liabilities	36,352,205	33,145,320

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 25,347,160 and 69,000,000 shares issued and outstanding, at $10.32 and $10.14 per share at March 31, 2023 and December 31, 2022, respectively	261,525,169	699,929,520

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 750,000,000 shares authorized, no non-redeemable shares issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Class B ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 17,250,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	1,725	1,725
Accumulated deficit	(35,915,205)	(32,857,546)
Total shareholders’ deficit	(35,913,480)	(32,855,821)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$261,963,894	$700,219,019

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONTEM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
General and administrative expenses	$622,903	$921,469
General and administrative expenses - related party	45,000	45,000
Loss from operations	(667,903)	(966,469)

Other income (expense)
Change in fair value of derivative warrant liabilities	(3,017,997)	18,778,670
Change in fair value of the forward purchase agreement	(199,698)	734,490
Change in fair value of extension loans	1,909,913	-
Change in fair value of working capital loans	1,418,027	15,168
Investment income on Trust Account	2,450,858	65,607
Total other income, net	2,561,103	19,593,935

Net income	$1,893,200	$18,627,466

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	31,652,570	69,000,000

Basic and diluted net income per share, Class A ordinary shares	$0.04	$0.22

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	17,250,000	17,250,000

Basic and diluted net income per ordinary share, Class B ordinary shares	$0.04	$0.22

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONTEM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	17,250,000	$1,725	-	$(32,857,546)	$(32,855,821)
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	-	-	-	(4,950,859)	(4,950,859)
Net income	-	-	-	1,893,200	1,893,200
Balance – March 31, 2023	17,250,000	$1,725	-	$(35,915,205)	$(35,913,480)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	17,250,000	$1,725	-	$(57,771,401)	$(57,769,676)
Net income	-	-	-	18,627,466	18,627,466
Balance – March 31, 2022	17,250,000	$1,725	-	$(39,143,935)	$(39,142,210)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONTEM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$1,893,200	$18,627,466
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	3,017,997	(18,778,670)
Change in fair value of the forward purchase agreement	199,698	(734,490)
Change in fair value of working capital loans	(1,418,027)	(15,168)
Change in fair value of extension loans - related party	(1,909,913)	-
Income from cash and investments held in Trust Account	(2,450,858)	(65,607)
Changes in operating assets and liabilities:
Prepaid expenses	(94,159)	13,808
Accounts payable	(25,977)	99,777
Accrued expenses	56,500	517,105
Deferred legal fees	(713,394)	91,344
Net cash used in operating activities	(1,444,933)	(244,435)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(2,500,001)	-
Cash withdrawn from Trust Account in connection with redemption	443,355,210	-
Net cash provided by investing activities	440,855,209	-

Cash Flows from Financing Activities:
Proceeds from extension loan - related party	2,500,001	-
Proceeds from working capital note - related party	1,500,000	-
Redemption of Class A ordinary shares	(443,355,210)	-
Net cash used in financing activities	(439,355,209)	-

Net change in cash	55,067	(244,435)
Cash - beginning of the period	150,390	266,889
Cash - end of the period	$205,457	$22,454

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption value	$4,950,859	$-

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from October 15, 2020 (inception) through March 31, 2023 relates to the Company’s formation, and since the closing of the initial public offering (the “Initial Public Offering”), the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on its investments held in the trust account (the “Trust Account”) from the proceeds of its Initial Public Offering.

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

PONTEM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Going Concern

As of March 31, 2023, the Company had approximately $205,000 in its operating bank account and a working capital deficit of approximately $451,000, excluding the balance of the extension and working capital notes outstanding with a combined fair value of approximately $1,381,000.

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

PONTEM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Subsequent to the Initial Public Offering, the Company’s liquidity needs have been satisfied with the proceeds of $2.0 million from the consummation of the Private Placement not held in the Trust Account, as well as the proceeds from working capital loans (the “Working Capital Loans”). In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors have the ability and intent to provide the Company Working Capital Loans. On April 30, 2021, the Company entered into a Working Capital Loan Agreement with the Sponsor and HSM-Invest, pursuant to which the Company could borrow up to $1.2 million from the Sponsor and HSM-Invest for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination (the “Working Capital Promissory Note”). All unpaid principal under the Working Capital Promissory Note will be due and payable in full on the effective date of the Business Combination. On September 30, 2021, the Company entered into an amended and restated working capital loan agreement (the “Amended and Restated Agreement”) with its Sponsor and HSM-Invest, which increased the amount it may borrow to be up to $4.0 million. See Note 5 for a description the Amended and Restated Agreement and the underlying Working Capital Loans. As of March 31, 2023 and December 31, 2022, the principal amount of approximately $3.35 million and $1.85 million, respectively, was borrowed and outstanding under the Working Capital Loans. The Working Capital Loans are presented at fair value on the accompanying balance sheets and were approximately $791,000 and $709,000 at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, there was $0.65 million remaining of borrowing capacity under the Working Capital Loans.

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

Management intends to complete the Business Combination prior to the liquidation date. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s projected cash needs and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the then current Combination Period. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K April 3, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

Cash and Investments Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income on Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

PONTEM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Extension Loans - Related Party

The Company has elected the fair value option to account for its Extension Loans - related party with its Sponsor and HSM-Invest as defined and more fully described in Note 5. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of its Extension Loans - related party on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 25,347,160 and 69,000,000 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

PONTEM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$1,225,388	$667,812	$14,901,972	$3,725,494
Denominator:
Basic and diluted weighted average ordinary shares outstanding	31,652,570	17,250,000	69,000,000	17,250,000

Basic and diluted net income per ordinary share	$0.04	$0.04	$0.22	$0.22

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is considering the impact of this pronouncement on the unaudited condensed financial statements.

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

Working Capital Related Party Loans

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

As of March 31, 2023 and December 31, 2022, approximately $3.35 million and $1.85 million in principal balance, respectively, was drawn under the Working Capital Loans, presented at the estimated fair value of approximately $791,000 and $709,000, respectively, on the accompanying balance sheets. At March 31, 2023, there was $0.65 million remaining of borrowing capacity under these Working Capital Loans.

Extension Related Party Loans

In connection with the shareholders’ approval of the Extension, Pontem LLC, the Sponsor, and HSM-Invest will deposit into the Trust Account of $833,333 monthly (up to $5.0 million for six months) as loans to the Company on or prior to the 15th of each month during the Extension, unless the Board otherwise determines to liquidate the Company earlier. On January 13, 2023, the Company issued unsecured promissory notes (the “Notes”) each in the principal amount of up to $2.5 million to the Sponsor and HSM-Invest. The Notes are repayable in full upon the date of the Company’s initial Business Combination. If the Company does not complete an initial business combination, the Notes will not be repaid, and all amounts owed under them will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. The Notes are subject to customary events of default, including cross-default of each Note, the occurrence of which automatically triggers the unpaid principal balance of the Notes and all other sums payable with regard to the Notes becoming immediately due and payable. The Notes were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

As of March 31, 2023 and December 31, 2022, approximately $2.5 million and $0 in principal balance, respectively, was drawn under the Notes, presented at the estimated fair value of approximately $590,000 and $0, respectively, on the accompanying balance sheets. At March 31, 2023, there was $2.5 million remaining of borrowing capacity under these Notes.

PONTEM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the management team. The Company incurred $30,000 in such fees included as general and administrative expenses to related party on the accompanying statements of operations for the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, there was no balance due.

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

Consulting Agreement

On October 15, 2020, the Company entered into an agreement to obtain consulting services from an affiliate of its Chief Financial Officer, pursuant to which the Company agreed to pay such affiliate of its Chief Financial Officer $5,000 per month. Consulting expenses resulting from such agreement were included within general and administrative expenses to related party in the accompanying statement of operations. During the period ended March 31, 2023 and 2022, the Company incurred $15,000 in consulting expenses. As of March 31, 2023 and December 31, 2022, the Company had $5,000 in prepaid expenses for such services reflected on the accompanying balance sheets.

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $350,000. The deferred fee will become payable in the event that the Company completes a Business Combination. As of March 31, 2023 and December 31, 2022, the Company has outstanding deferred fees of approximately $3.4 million and $4.1 million in connection with such services, reflected as Deferred Legal Fees on the accompanying balance sheets, respectively.

Note 7 - Derivative Warrant Liabilities

As of March 31, 2023 and December 31, 2022, the Company had 23,000,000 Public Warrants and 10,533,333 Private Warrants outstanding.

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

PONTEM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 750,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 25,347,160 and 69,000,000 Class A ordinary shares outstanding, all of which were subject to possible redemption, respectively.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2021	$690,000,000
Plus:
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	9,929,520
Class A ordinary shares subject to possible redemption, December 31, 2022	$699,929,520
Less:
Redemptions	(443,355,210)
Plus:
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	4,950,859
Class A ordinary shares subject to possible redemption, March 31, 2023	$261,525,169

PONTEM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

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

Note 10 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measured as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - cash	$261,625,169	$-	$-	$261,625,169
Liabilities:
Derivative liabilities:
Derivative liabilities - Public Warrants	$3,910,000	$-	$-	$3,910,000
Derivative liabilities - Private Placement Warrants	$-	$1,790,667	$-	$1,790,667
Derivative liabilities - Forward Purchase Agreement	$-	$-	$907,778	$907,778
Total derivative liabilities:	$3,910,000	$1,790,667	$907,778	$6,608,445
Extension loans – related party	$-	$-	$590,088	$590,088
Working capital loans - related party	$-	$-	$790,720	$790,720

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - money market funds	$700,029,520	$-	$-	$700,029,520
Liabilities:
Derivative liabilities:
Derivative liabilities - Public Warrants	$1,840,000	$-	$-	$1,840,000
Derivative liabilities - Private Placement Warrants	$-	$842,670	$-	$842,670
Derivative liabilities - Forward Purchase Agreement	$-	$-	$708,080	$708,080
Total derivative liabilities:	$1,840,000	$842,670	$708,080	$3,390,750
Working capital loans - related party	$-	$-	$708,747	$708,747

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

Level 1 assets include investments in cash and money market funds that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs for Forward Purchase Agreement as their measurement dates:

	As of December 31, 2022	As of March 31, 2023
Forward Purchase Agreement:
Expected term	0.53	0.75
Risk-free interest rate	4.65%	4.68%
Probability of Business Combination	40.00%	25.00%

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

Change in Fair Value of Derivative Liabilities – Level 3 inputs

The change in the fair value of the derivative liabilities, measured using Level 3 inputs, for the period ended March 31, 2023 and December 31, 2022, is summarized as follows:

Derivative liabilities at December 31, 2021 - Level 3 measurement	$401,860
Change in fair value of forward purchase agreement - Level 3 measurement	(734,490)
Derivative (asset) at March 31, 2022 - Level 3 measurement	(332,630)
Change in fair value of forward purchase agreement - Level 3 measurement	1,040,710
Derivative liabilities at December 31, 2022 - Level 3 measurement	708,080
Change in fair value of forward purchase agreement - Level 3 measurement	199,698
Derivative liabilities at March 31, 2023 - Level 3 measurement	$907,778

Working Capital Loan - Related Party

The estimated fair value of the Working Capital Loan - Related Party was estimated utilizing a Black-Scholes model with Level 3 inputs.

The following table provides quantitative information regarding the inputs for the fair value measurement of the Working Capital Loan - Related Party as of their measurement dates:

Working capital loans	As of December 31, 2022	As of March 31, 2023
Exercise price	$1.50	$1.50
Volatility	12.60%	6.1%
Expected term	0.53	0.75
Risk-free interest rate	4.65%	4.68%
Probability of Business Combination	40.00%	25.00%

PONTEM CORPORATION
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the working capital loans - related party, measured utilizing Level 3 measurements for the period ended March 31, 2023 and December 31, 2022, is summarized as follows:

Working capital loans – related party at December 31, 2021 - Level 3 measurement	$592,388
Change in fair value of working capital loans - Level 3 measurement	(15,168)
Working capital loans – related party at March 31, 2022 - Level 3 measurement	577,220
Proceeds from working capital loan - related party	1,250,025
Change in fair value of working capital loans - Level 3 measurement	(1,118,498)
Working capital loans – related party at December 31, 2022 - Level 3 measurement	708,747
Proceeds from working capital loan - related party	1,500,000
Change in fair value of working capital loans - Level 3 measurement	(1,418,027)
Working capital loans – related party at March 31, 2023 - Level 3 measurement	$790,720

Extension Loan - Related Party

The estimated fair value of the Extension Loan - Related Party was estimated utilizing a discounted cash flow model with Level 3 inputs.

The following table provides quantitative information regarding the inputs for the fair value measurement of the Extension Loan - Related Party as of their measurement dates:

Extension loans	As of March 31, 2023
Spread	3.25%
Expected term	0.75
Risk-free interest rate	4.68%
Probability of Business Combination	25.00%

The change in the fair value of the Extension loans - related party, measured utilizing Level 3 measurements for the period ended March 31, 2023 and December 31, 2022, is summarized as follows:

Extension loans – related party at December 31, 2022 - Level 3 measurement	$-
Proceeds from extension loan - related party	2,500,001
Change in fair value of extension loans - Level 3 measurement	(1,909,913)
Extension loans – related party at March 31, 2023 - Level 3 measurement	$590,088

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

As of the date of the filing, the Company borrowed an aggregate of $3,333,336 under the Notes as described in Note 5. The Company deposited an additional $833,335 to the Trust Account on April 17, 2023.

On April 10, 2023, a member of the Board of Directors (the “Board”) of the Company notified the Board of his decision to resign as a director of the Company effective immediately. Effective as of April 10, 2023, the Board appointed David Hagen to serve on the Board. Mr. Hagen will serve as a Class III director of the Company. In connection with Mr. Hagen’s appointment as a director, on April 10, 2023, the Company entered into a letter agreement with Mr. Hagen (the “Letter Agreement”), pursuant to which, among other things, Mr. Hagen has agreed (i) to vote any Class A ordinary shares held by him in favor of the Company’s initial business combination; (ii) to facilitate the liquidation and winding up of the Company if an initial business combination is not consummated; and (iii) to certain transfer restrictions with respect to the Company’s securities. The Letter Agreement contains substantially similar provisions to the letter agreement entered into by the Company with its other insiders at the time of the Company’s initial public offering. The Company also entered into an indemnification agreement with Mr. Hagen in connection with his appointment to the Board.

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

Results of Operations

Our entire activity since inception up March 31, 2023, was in preparation for our formation and the Initial Public Offering and after the IPO, searching for a target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2023, we had net income of approximately $1.9 million, which consisted of change in fair value of extension loans of approximately $2.0 million, investment income on the Trust Account of approximately $2.5 million, and change in fair value of Working Capital Loans of approximately $1.4 million, partially offset by change in fair value of derivative liabilities of approximately $3.0 million, general and administrative expenses of approximately $638,000, general and administrative expenses to related party of approximately $30,000, and change in fair value of the Forward Purchase Agreement of approximately $200,000.

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

Liquidity and Capital Resources

As of March 31, 2023, the Company had approximately $205,000 in its operating bank account and a working capital deficit of approximately $451,000, excluding the balance of the working capital note outstanding with a fair value of approximately $1,381,000.

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

As more fully described in the Notes to our financial statements included herein as Item 1, on April 30, 2021, we entered into a working capital loan agreement with our Sponsor and HSM-Invest, pursuant to which we may borrow up to $1.2 million from our Sponsor and HSM-Invest for ongoing expenses reasonably related to our business and the consummation of the Business Combination. All unpaid principal under the working capital promissory note will be due and payable in full on the effective date of the Business Combination. On September 30, 2021, we entered into an Amended and Restated Agreement with our Sponsor and HSM-Invest, that amended the amount we can borrow to be up to $4.0 million. As of March 31, 2023 and December 31, 2022, the principal amount of approximately $3.35 million and $1.85 million, respectively, was borrowed and outstanding under the Working Capital Loans. The Working Capital Loans are presented at fair value on the accompanying balance sheets and were approximately $791,000 and $709,000 at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, there was $0.65 million remaining of borrowing capacity under the Working Capital Loans. We believe we may need additional loans from our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or the end of the Combination Period.

Over this time period, we would be using the funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management intends to complete the Business Combination prior to the liquidation date. In connection with management’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s projected cash needs and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the then current Combination Period. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

On September 30, 2021, we entered into the Amended and Restated Agreement with our Sponsor and HSM-Invest, pursuant to increase the amount we may borrow up to $4.0 million in the aggregate from the Sponsor and HSM-Invest for ongoing expenses reasonably related to the business of us and the consummation of any business combination by us. Pursuant to the Amended and Restated Agreement, we issued restated promissory notes (the “Amended and Restated Working Capital Promissory Notes”) in the principal amount of $2.0 million to each of the Sponsor and HSM-Invest. The promissory notes do not bear any interest. All unpaid principal under the Amended and Restated Working Capital Promissory Notes will be due and payable in full on the Maturity Date. Pursuant to the terms of the Amended and Restated Agreement, we are not required to repay the Amended and Restated Working Capital Promissory Notes if we fail to complete the Business Combination. The Sponsor and HSM-Invest will have the option, at any time on or prior to the Maturity Date, to convert up to $1.5 million under the Amended and Restated Working Capital Promissory Notes into warrants to purchase our Class A ordinary shares, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with our Initial Public Offering.

In the year ended December 31, 2022, we borrowed an additional $1.25 million under the Working Capital Loans. As of March 31, 2023 and December 31, 2022, approximately $3.35 million and $1.85 million in principal balance, respectively, was drawn under the Working Capital Loans, presented at the estimated fair value of approximately $791,000 and $592,000, respectively, on the accompanying balance sheets. At March 31, 2023, there was $0.65 million remaining of borrowing capacity under these Working Capital Loans.

Extension Related Party Loans

In connection with the shareholders’ approval of the Extension, our Sponsor and HSM-Invest will deposit into the Trust Account of $833,333 monthly (up to $5.0 million for six months) as loans to the Company on or prior to the 15th of each month during the Extension, unless the Board otherwise determines to liquidate the Company earlier. On January 13, 2023, we issued unsecured promissory notes (the “Notes”) each in the principal amount of up to $2.5 million to our Sponsor and HSM-Invest. The Notes are repayable in full upon the date of the Company’s initial Business Combination. If the Company does not complete an initial business combination, the Notes will not be repaid, and all amounts owed under them will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. The Notes are subject to customary events of default, including cross-default of each Note, the occurrence of which automatically triggers the unpaid principal balance of the Notes and all other sums payable with regard to the Notes becoming immediately due and payable. The Notes were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

As of March 31, 2023 and December 31, 2022, approximately $2.5 million and $0 in principal balance, respectively, was drawn under the Notes, presented at the estimated fair value of approximately $590,000 and $0, respectively, on the accompanying balance sheets. At March 31, 2023, there was $2.5 million remaining of borrowing capacity under these Notes.

Administrative Services Agreement

Commencing on the date that our securities were first listed on NYSE through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the management team. The Company incurred $30,000 in such fees included as general and administrative expenses to related party on the accompanying unaudited condensed statements of operations for the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, there was no balance due.

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

Consulting Agreement

On October 15, 2020, we entered into an agreement to obtain consulting services from an affiliate of our Chief Financial Officer, pursuant to which we agreed to pay such affiliate of our Chief Financial Officer $5,000 per month. Consulting expenses resulting from such agreement were included within general and administrative expenses in the accompanying statements of operations. During the three months ended March 31, 2023 and 2022, we incurred $15,000 in consulting expenses. As of March 31, 2023 and December 31, 2022, we have prepaid expenses of $5,000 in connection with such services on the accompanying unaudited condensed balance sheets, respectively.

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

Deferred Legal Fees

We engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $350,000. The deferred fee will become payable in the event that we complete a Business Combination. As of March 31, 2023 and December 31, 2022, we had Deferred Legal Fees of approximately $3.4 million and $4.1 million in connection with such services on the accompanying unaudited condensed balance sheet, respectively.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our unaudited condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. We believe that our critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used to estimate different from any of these, our unaudited condensed financial statements could have been materially different from those presented. Such policies are summarized below:

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 25,347,160 and 69,000,000 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the balance sheet.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Our management evaluated, with the participation of our current chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on April 3, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amendment to Amended and Restated Memorandum and Articles of Association.*
10.1	Amendment No. 1 to Investment Management Trust Agreement, dated as of January 13, 2023, by and between the Company and CST.*
10.2	Promissory Note in favor of the Sponsor, dated as of January 13, 2023.*
10.3	Promissory Note in favor of HSM-Invest, dated as of January 13, 2023.*
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on January 13, 2023.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 12, 2023	PONTEM CORPORATION

	By:	/s/ Hubertus Muehlhaeuser
	Name:	Hubertus Muehlhaeuser
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2023	By:	/s/ Nina Murphy
	Name:	Nina Murphy
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)